Form 10-K
period 1994-12-31
KUHLMAN CORP
filed 1995-03-28
CIK 56955

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-7695
                  --------------------------------------------

                              KUHLMAN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                           58-2058047
(State or Other Jurisdiction of    (IRS Employer Identification No.)
 Incorporation or Organization)

          1 SKIDAWAY VILLAGE WALK, SUITE 201, SAVANNAH, GEORGIA 31411
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (912) 598-7809
          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
- ---------------------------------------------  ---------------------------------------------
        Common Stock, $1.00 Par Value                     New York Stock Exchange
       Preferred Stock Purchase Rights                    New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

    As of March 1, 1995, 6,173,798 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price on the New York Stock Exchange) of the Registrant held by non-affiliates (including two officers) was approximately $72,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference into this Form 10-K:

Part II: Items 5-8 - Part of Annual Report to Shareholders of the Registrant for the year ended December 31, 1994.
Part III: Items 10-12 - Part of definitive Proxy Statement/Prospectus of the Registrant in connection with the 1995 Annual Meeting of
                          Stockholders.

- --------------------------------------------------------------------------------

                                     PART 1.

ITEM 1.   BUSINESS

GENERAL

Kuhlman Corporation (the "Registrant" or "Company"), a Delaware corporation whose predecessor was founded in 1894, owns and manages a group of operating companies. These companies are Kuhlman Electric Corporation, Coleman Holding Company (whose principal direct subsidiary is Coleman Cable Systems, Inc.), and Emtec Products Corporation, and each is a wholly-owned subsidiary of Kuhlman Corporation. The Company's businesses operate in two principal segments, electrical transformers and wire and cable, with the remaining operations combined into a single segment referred to as other. In the electrical transformer segment, the Company designs, manufactures and markets electrical utility and industrial type transformers for various markets and industries involved in electrical distribution systems. In the wire and cable segment, the Company manufactures and distributes a wide variety of electrical and electronic wire and cable products to a number of markets for commercial, industrial and consumer uses. The Company also manufactures and distributes a variety of springs and metal parts used by other manufacturers in their products or production process. The executive office of the Company is located at 1 Skidaway Village Walk, Suite 201, Savannah, Georgia 31411. The telephone number is (912) 598-7809.

RECENT DEVELOPMENTS

On February 25, 1995, the Company entered into an agreement to merge Schwitzer, Inc. ("Schwitzer"), a New York Stock Exchange listed company, with a wholly owned subsidiary of the Company. In the transaction, shares of Schwitzer common stock will be converted into shares of the Company common stock using an exchange ratio of 0.9615 share of the Company for each share of Schwitzer.

BUSINESS SEGMENTS

The Company is organized into three business segments: electrical transformers, wire and cable, and other. The following discussion addresses the organization, products and markets of the Company's three business segments. For financial information relating to the business segments, see Note 13 of Notes to Consolidated Financial Statements on page 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 which is incorporated herein by reference.

ELECTRICAL TRANSFORMERS

Kuhlman Electric Corporation ("Kuhlman Electric") and its wholly-owned subsidiary, Associated Engineering Company, manufacture and market electrical utility and industrial-type transformers used in electrical distribution systems serving residences and commercial and industrial buildings. These transformers range from small instrument transformers used in the metering and switching of electricity and pole-mounted, surface-mounted, or underground transformers serving from one to eight residences, up to medium-size power transformers which are used in utility substations or commercial-type electrical power centers serving shopping centers, apartment complexes, factories and other users of electric power.

The principal market for Kuhlman Electric's transformer products is electric utility companies throughout the United States.

The large majority of all distribution and power transformers manufactured by Kuhlman Electric in 1994 were marketed directly, mostly through ten employee sales engineers. The balance of such distribution and power transformers were sold through sixteen independent commissioned sales organizations, which employ approximately 50 salesmen and sales engineers. In addition, instrument transformers are sold through nine of the above employee sales engineers as well as through eleven additional independent commissioned sales organizations which employ approximately 46 salesmen and sales engineers.

Kuhlman Electric Corporation, located in Versailles, Kentucky, is the headquarters for the Electrical Transformer Segment. Kuhlman Electric is managed by a president who is responsible for its operating activities including all purchasing, manufacturing, marketing, accounting, personnel and administrative functions.

WIRE AND CABLE

Coleman Holding Company was acquired by the Company on December 15, 1993. Coleman Holding Company, through its wholly owned subsidiaries, including its principal direct subsidiary, Coleman Cable Systems, Inc., ("Coleman") manufactures and distributes a wide range of products, including bare copper and aluminum wire for utilities; portable wiring systems for the construction industry and original equipment manufacturer ("OEM") applications; wire for security, heating, ventilating and air conditioning ("HVAC"), irrigation and sound systems; and extension cords, trouble lights, booster cables and other products for consumer, commercial and industrial markets. Coleman's products are sold directly through twelve employee salespersons and a number of manufacturers' representatives employing over 700 salespersons to electrical and security distributors, utilities, mass merchandisers, and various industrial and OEM users on a nationwide basis. Coleman is organized into five business units which have been set up primarily along basic product or distribution lines. Each business unit is managed by a president who is responsible for its sales and marketing functions. Executive and administrative functions, including general accounting and personnel for Coleman are conducted at Coleman's principal office located in North Chicago, Illinois. Each business unit president reports to Coleman's president who is responsible for all operating activities including purchasing, manufacturing, general accounting and management information systems.

The following is a summary of the five business units that constitute Coleman:

CABLE AND WIRE DIVISION. Coleman's Cable and Wire Division provides a line of flexible cords, power cables, control cables, robotics cables, diesel locomotive cables and specialty cables used in the distribution of portable power for construction, industrial and OEM applications. Coleman markets its products under various trade names, including SEOPRENE[REGISTERED TRADEMARK], POLAR SOLAR (stylized)[REGISTERED TRADEMARK], COLFLEX[REGISTERED TRADEMARK], and POLAR-RIG 125[REGISTERED TRADEMARK]. Coleman differentiates its product offering by employing advanced compounding technologies which give its cables flexibility and integrity at temperatures ranging generally from approximately minus 50 degrees C to approximately plus 105 degrees C while weighing approximately 1/3 less than ordinary portable cable, on the average. Coleman is a leader in the use of thermoplastic elastomer ("TPE") compounds in the wire and cable industry and has developed a proprietary insulation and jacketing material called T*PRENE[REGISTERED TRADEMARK]. T*PRENE[REGISTERED TRADEMARK] is a water-resistant insulation and jacketing material that repels oil, grease, acids and solvents, and offers resistance to abrasion, ozone and other environmental hazards. Coleman's cable and wire products are sold to electrical distributors, wire and cable distributors, OEM's and government agencies through its employee sales force and independent representatives.

CORD PRODUCTS DIVISION. Coleman's Cord Products Division manufactures and distributes a line of cord sets, trouble lights, cube taps, battery booster cables, power supply cords, temporary outdoor lighting and ground fault interrupters for consumer, contractor and OEM applications. Its products are used for both home and industrial electrical needs and are sold through mass merchandisers, hardware wholesalers, automotive retailers, warehouse clubs, home centers, hardware chains, contractor/industrial supply houses and electrical distributors. Coleman's brand names include COILEX[REGISTERED TRADEMARK] and COILITE[REGISTERED TRADEMARK]coiled cord products, QUADNECTOR[REGISTERED TRADEMARK]extension cords, BOOSTER IN A BAG[REGISTERED TRADEMARK]booster cables, READY/CLAD[REGISTERED TRADEMARK]conduit-on-a-reel, and TROUBLE FREE[TRADEMARK] trouble lights. Also, Coleman's Cord Products Division is one of the leading providers of extension cords to the contractor supply market.

SIGNAL DIVISION. Coleman's Signal Division is a leading manufacturer and supplier of electronic wire and cable, shielded and unshielded low voltage control cables, fire alarm cables, plenum cables, closed circuit television wire and cables, and speaker cable for a multitude of applications used by burglar alarm, fire alarm and sound system installers, electrical contractors, energy management specialists and OEM's. Signal's primary market is the security industry where it is one of the largest manufacturers of security cables in the U.S. Signal Cable is a preferred brand by many end user installers and is a market leader in providing wire and cable to security distributors which supply over 60% of the total security wire used in the U.S. Signal's products are sold to security and equipment distributors, sound contractors, wire and cable distributors, electronic parts distributors, electrical distributors and OEM's through its employee sales force and to a lesser extent independent sales representatives.

BARON WIRE & CABLE CORP. Baron Wire & Cable Corp., founded in 1967, is a leading producer of cables for energy management, irrigation and sprinkler systems. Baron's products include thermostat cables, irrigation control cables, underground feeder cables, submersible pump cables, instrumentation cables and machine tool wire. These products are used in a variety of applications by HVAC installers, energy management installers, golf course sprinkler installers, irrigation system installers, OEM's, machine tool manufacturers and electrical contractors. In addition, Baron is one of the largest producers of thermostat cable in the U.S. Some of Baron's cables are sold under BAROSTAT-TM-and BAROPLEN-TM brand names. Also, Baron's products are sold to the irrigation control business with products such as BAROGATION-TM-control cables which are used in commercial, residential, and golf course projects throughout the U.S. and Canada. Baron has recently developed thermocouple extension cables for thermocouples capable of monitoring temperatures from approximately minus 300 degrees F to approximately plus 2300 degrees F in a variety of industrial applications. Baron's products are sold by its employee sales force and independent sales representatives to HVAC distributors, water equipment wholesalers, electrical distributors, wire and cable distributors and OEM's.

NEHRING ELECTRICAL WORKS COMPANY. Nehring Electrical Works Company, founded in 1912, manufactures copper and aluminum wire for grounding, transmission, and distribution of power. Nehring, which was acquired in 1980, is a leading supplier of bare copper to the electrical utility industry and an approved supplier to almost every utility, municipality and REA in the United States. Nehring also manufactures and distributes aluminum building wire ground rods, accessories, and 600 volt underground cable for various end users. Nehring sells its products through key channels of distribution which consist primarily of utility, electrical distribution, telecommunication, and welding distribution, using an employee sales organization and separate representative agencies specializing in each such market channel.

OTHER

The Company also manufactures and markets a variety of coiled and flat springs, spring assemblies and stampings through its wholly owned subsidiary, Emtec Products Corporation. During 1993, the Company reorganized its spring products businesses, TRANS-PAK Spring Assembly Division and Empire Spring Division, as well as its marine hardware business, Nautalloy Products Division, to all be divisions of Emtec Products Corporation, formerly known as Emtec Inc. The businesses of Emtec Products Corporation report to a president who has responsibility for all operating activities, including sales and marketing, manufacturing and all administrative functions. The products include various types of coiled springs, formed flat springs and stampings used in automobiles, business machines and appliances, spring sub-assemblies used in automobile transmissions and brake systems and a spring sub-assembly used in cellular phones. Most of these products are custom-designed to customer's requirements. The principal market for the Company's springs, spring assembly products and stampings is the automotive industry. These products are sold through three employee salesmen and ten independent commissioned sales organizations. The market area is predominately the midwest United States, although many of these products are utilized nationally and in Canada.

COMPETITION

The Company experiences substantial competition in each of its business segments. The Company has numerous competitors, some of which have substantially greater financial and technical resources than the Company and include some of the largest business enterprises operating in the United States. The Company believes that it competes primarily on the basis of product quality, product innovation, service and price.

CUSTOMERS; SEASONALITY

The Company had no single customer that accounted for more than 10% of the Company's net sales in 1994. The Company's net sales are not seasonal to any significant extent; however, net sales are generally related to economic activity.

RAW MATERIALS AND SUPPLIES

The principal raw materials required by the electrical transformer segment are steel, copper and various insulating materials. In the wire and cable segment the principal materials used are copper, aluminum and various polymer compounds used for insulation. Copper, which is the Company's single largest raw material, is generally purchased in either extruded or rod form from a number of major domestic producers. Pricing is typically based upon announced prices of the New York Commodity Exchange, Inc. ("COMEX") for high grade copper, plus a negotiated premium.

Raw materials purchased by the Company are generally available from numerous independent sources at competitive prices, and are obtained principally from domestic suppliers. Management anticipates no significant difficulty in filling its raw material requirements. However, it is possible, that because of the Company's increasing focus on "lean manufacturing" which incorporates "just-in-time" supplier-customer delivery methods, and which in turn could result in a reduction in the number of suppliers utilized by Kuhlman, the risk of difficulties in obtaining raw materials may increase from time to time.

PATENTS, TRADEMARKS AND LICENSES

The Company owns and/or licenses a number of patents and patent applications, and registered and unregistered trademarks which are valuable to its business. Such patents, licenses and trademarks are not considered material to the business of the Company as a whole.

BACKLOG

Certain Kuhlman operations receive blanket purchase orders from customers, including those in the electrical utility and automotive industries, that will generally cover their annual requirements. Customers then provide the Company with releases against such blanket orders based on their requirements, thereby establishing a firm order date. An order is included as part of the Company's backlog once a firm order date has been received from the customer. The Company does not include in its backlog orders which do not have a firm delivery date or are expected to be shipped generally within one week of the order date.


The following table sets forth backlog orders which the Company believes to be firm as of the dates indicated:
                                          At December 31
                                          --------------
                                          1994       1993
                                          ----       ----
                                           (in thousands)

          Electrical Transformers      $20,155     $29,245
          Wire and Cable                 6,996       8,337
          Other                          1,624       1,051
                                       -------     -------
                                       $28,775     $38,633
                                       -------     -------
                                       -------     -------

At December 31, 1994, substantially all of the Company's backlog orders were expected to be completed by December 31, 1995, although orders generally may be cancelled by customers without penalty.

RESEARCH AND DEVELOPMENT

Kuhlman Corporation is continually seeking to improve existing products and applying and developing technologies for new products. Research and development costs are expensed as incurred. Such costs charged to expense were $249,000, $741,000, and $1,152,000 in 1994, 1993 and 1992 respectively.

ENVIRONMENTAL

To the best of the Company's knowledge, it is in substantial compliance with all federal, state and local environmental protection provisions, and believes these provisions should not materially affect capital expenditures, earnings or the Company's competitive position.

EMPLOYEES

As of December 31, 1994 and 1993, the Company employed 1,235 and 1,290 persons, respectively, approximately 864 of whom are currently subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

The Company operates ten manufacturing plants located in the states of California, Illinois, Kentucky, Michigan, Mississippi and Ohio. Of these manufacturing plants, four are owned and six are leased. The plant and equipment of certain subsidiaries are encumbered by the security interest granted in connection with the issuance of certain long-term debt obligations. The remaining plant and equipment is encumbered by the interest granted to participating commercial banks under the Company's Credit Agreement dated December 15, 1993. In the opinion of the Company, its properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of the principal facilities by business segment at December 31, 1994 is as follows:

                             Manufacturing(1)(2)                 Office(2)                     Warehousing(3)
                             -------------                       ------                        -----------
                              Owned     Leased                   Leased                        Owned   Leased           Total
                              -----     ------                   ------                        -----   ------           -----
                                                    (In Thousands of Square Feet)
Electric Transformer            447        152                       31                           42      ---             672
Wire and Cable                   62        418                       36                           15      249             780
Other                            36         23                      ---                          ---      ---              59
Corporate                       ---        ---                        4                          ---      ---               4
                            -------    -------               ----------                     --------  -------          ------
                                545        593                       71                           57      249           1,515
                            -------    -------               ----------                     --------  -------          ------
                            -------    -------               ----------

(1)  Excludes a 45,000 square foot building owned by the Registrant and leased to a third party.
(2)  Includes a 110,000 square foot plant in North Carolina which was closed in 1994 and from which manufacturing operations were consolidated into two other Kuhlman Electric facilities.
(3)  Excludes minimal rental space in various geographical locations used in connection with the marketing of transformers.


ITEM 3.   LEGAL PROCEEDINGS

The Company, from time to time, is subject to legal claims and other matters relating to the conduct of its business. In the opinion of management, the ultimate disposition of such matters presently outstanding will not have a materially adverse effect upon the Company's consolidated financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Registrant:


                                             Officer of
                                              Kuhlman
     Name                Age                   Since             Position
- --------------------     ---                   -----             --------
Robert S. Jepson, Jr.    52                    1993      Chairman of the Board,
                                                          Chief Executive
                                                          Officer and Director
Curtis G. Anderson       53                    1994      President, Chief
                                                          Operating Officer and
                                                          Director
Graham J. Beare          50                    1993      President and Chief
                                                          Executive Officer of
                                                          Kuhlman Electric
                                                          Corporation
James H. Coleman         41                    1993      President and Chief
                                                          Executive Officer of
                                                          Coleman Holding
                                                          Company and Coleman
                                                          Cable Systems, Inc.
Vernon J. Nagel          37                    1993      Executive Vice
                                                          President of Finance,
                                                          Chief Financial
                                                          Officer and Treasurer
Richard A. Walker        43                    1984      Executive Vice
                                                          President, Chief
                                                          Administrative
                                                          Officer, General
                                                          Counsel and Secretary


Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

Mr. Jepson, who was elected President and Chief Executive Officer of the Registrant on February 10, 1993, and Chairman of the Board on June 9, 1993, founded and was Chairman and Chief Executive Officer of The Jepson Corporation from 1983 until its sale in 1989. The Jepson Corporation was a diversified manufacturing company listed on the New York Stock Exchange. Immediately preceding his election as President and Chief Executive Officer of the Registrant, Mr. Jepson was, and is currently, Chairman and Chief Executive Officer of Jepson Associates, Inc., a private investment company.

Mr. Anderson, who was elected President and Chief Operating Officer of Kuhlman on April 26, 1994, and a director on September 8, 1993, founded and has been, since 1986, Chairman of Anderson Capital Corporation, a private investment company. Prior thereto, he spent 19 years in corporate and investment banking, including 14 years with Citibank and five years with The First National Bank of Chicago where he served as Executive Vice President, Head of Financial Products Department.

Mr. Beare, who was named President and Chief Executive Officer of the Kuhlman Electric Division of the Company on February 10, 1993, and was elected to his current position on June 9, 1993, was President of the International Division of Danaher Tool Group, an operating division of Danaher Corporation (diversified manufacturing), from 1992 until 1993. From 1986 until 1992, Mr. Beare was the President of Holo-Krome Company, a subsidiary of Danaher Corporation.

Mr. Coleman has served as President of Coleman Cable Systems, Inc. since 1990 and Vice President of Coleman Holding Company prior to the acquisition by the Registrant. Prior thereto, Mr. Coleman served in various executive management capacities with Coleman, its subsidiaries and their various business units.

Mr. Nagel joined the Company on April 5, 1993 and was elected Vice President of Finance, Chief Financial Officer and Treasurer of the Company on June 9, 1993 and Executive Vice President of Finance on February 22, 1994. He was the Vice President of Finance, Chief Financial Officer and Secretary of Stericycle, Inc. (medical waste management) from 1990 until 1993. Prior thereto, Mr. Nagel served as a Vice President of The Jepson Corporation from 1985 until 1990, including Chief Financial Officer from 1989 until 1990 and Controller from 1986 until 1989.

Mr. Walker has served as an Executive Vice President or similar position with the Company since 1991. From 1984 until 1991, Mr. Walker served as Vice President, General Counsel and Secretary of the Company. Prior thereto, Mr. Walker was a partner in the law firm of Harness, Dickey & Pierce.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

Information with respect to the principal market for the Registrant's common stock, the high and low sales prices of such common stock and dividends paid with respect thereto, and the approximate number of holders of record of such common stock is incorporated herein by reference to the information contained under the caption "Common Stock Price Ranges and Dividends" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 6.   SELECTED FINANCIAL DATA

Information with respect to selected financial data with respect to the Registrant is incorporated herein by reference to information set forth under the caption "Five-Year Selected Financial Data" on page 12 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 through 15 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the captions "Consolidated Statements of Income
(Loss)," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" on pages 16 through 27 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information with respect to the directors of the Registrant is incorporated herein by reference to the information contained under the captions "Election of Kuhlman Directors" and "Information Regarding Kuhlman Directors, Nominees for Directors of Kuhlman, and Executive Officers" of the Registrant's definitive Proxy Statement/Prospectus for the 1995 Annual Meeting of Shareholders which is a part of the Registrant's Registration Statement on Form S-4, S.E.C. Registration No. 33-58133.

Information with respect to executive officers of the Registrant is included in
Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to the information contained under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement/Prospectus for the 1995 Annual Meeting of Shareholders which is a part of the Registrant's Registration Statement on Form S-4, S.E.C. Registration No. 33-58133.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the information contained under the caption "Principal Stockholders and Beneficial Ownership of Management of Kuhlman" of the Registrant's definitive Proxy Statement/Prospectus for the 1995 Annual Meeting of Shareholders which is a part of the Registrant's Registration Statement on Form S-4, S.E.C. Registration No. 33-58133.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the information contained under the caption "Related Transactions" of the Registrant's definitive Proxy Statement/Prospectus for the 1995 Annual Meeting of Shareholders which is a part of the Registrant's Registration Statement on Form S-4, S.E.C. Registration No. 33-58133.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)       The following documents are filed as part of this report:

          1.   Financial Statements

               The following consolidated financial statements of Kuhlman Corporation and subsidiaries included in the Kuhlman Corporation 1994 Annual Report to its shareholders for the year ended December 31, 1994, are incorporated herein by reference:

               Consolidated Statements of Income(Loss) for each of the three years in the period ended December 31, 1994.

               Consolidated Balance Sheets - December 31, 1994 and 1993.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1994.

               Notes to Consolidated Financial Statements.

               The following consolidated financial information for each of the three years in the period ended December 31, 1994 is submitted herewith together with the report and consent of independent public accountants:

          2.   Supplemental Schedule to Consolidated Financial Statements.

               The information required to be submitted in Schedule II is included in the consolidated financial statements and notes and supplemental schedules thereto. Schedules other than that referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

          3.   Exhibits

               3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30,
                         1993).

               3.2 By-laws of Registrant (incorporated by reference to Exhibit 3b to the Registrant's Form 10-K for the year ended December 31, 1993).

               4.1 Credit Agreement dated December 15, 1993 by and among the Registrant, NationsBank of Georgia, N.A. and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10b to the Registrant's Form 8-K dated December 15, 1993).

               4.2 First Amendment to Credit Agreement dated March 29, 1994 among the Registrant, NationsBank of Georgia, N.A. and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-58133).

               4.3 Second Amendment to Credit Agreement dated March 30, 1994 among the Registrant, NationsBank of Georgia, N.A. and The Chase Manhattan Bank, N.A. as Managing Agents (incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-58133).

               4.4 Third Amendment to Credit Agreement dated December 31, 1994 among the Registrant, NationsBank of Georgia, N.A. and The Chase Manhattan Bank, N.A. as Managing Agents (incorporated by reference to Exhibit 10.4 to Registration Statement No. 33-58133).

               10.1 1983 Incentive Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10b to the Registrant's Form 10-K for the year ended December 31,
                         1983).

               10.2 Form of Officer Agreements (incorporated by reference to Exhibit 10c to the Registrant's Form 10-K for the year ended December 31, 1991).

               10.3      Amended 1986 Stock Option Plan.

               10.4 Stock Option Plan for Non-Employee Diectors (incorporated by reference to Exhibit 10e to the Registrant's Form 10-K for the year ended December 31, 1988).

               10.5 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4 to the Registrant's Form 10-Q for the quarter ended June 30, 1993).

               10.6      1994 Stock Appreciation Rights Plan.

               10.7      1994 Stock Option Plan (Incorporated by reference to
                         Exhibit 10.11 to Registration Statement No. 33-58133).

               13.0 Annual Report to Shareholders of the Registrant for the year ended December 31, 1994.

               22.0      Subsidiaries of the Registrant.

               23.0      Consent of Independent Public Accountants.

               24.0      Power of Attorney.

               27.0      Financial Data Schedule.

(b) No current reports on Form 8-K were filed during the quarter ended December 31, 1994.

(c)       See Item 14(a)(3) above.

(d)       See Item 14(a)(2) above.

                    Report of Independent Public Accountants


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Kuhlman Corporation 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1995, except with respect to the planned Merger between the Company and Schwitzer, Inc. as discussed in Note 17 to the consolidated financial statements, as to which the date is February 25, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule to consolidated financial statements listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP



Louisville, Kentucky
February 6, 1995


(Except with respect to the matter discussed in Note 17, as to which the date is February 25, 1995)

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


               Column A                      Column B       Column C       Column D       Column E       Column F

                                             Balance at
                                             Beginning                                                   Balance at
             Description                     of Period      Additions    Write-offs, Net    Other      End of Period
             -----------                     ---------      ---------    ---------------    -----      -------------
VALUATION AND QUALIFYING ACCOUNTS FROM
ASSETS IN CONSOLIDATED BALANCE SHEETS -
DOUBTFUL ACCOUNTS-

        Year Ended December 31, 1994           $ 354           169            (160)           --          $ 363
        Year Ended December 31, 1993           $ 385            32             (63)           --          $ 354
        Year Ended December 31, 1992           $ 369            90             (74)           --          $ 385

                                       F-1

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KUHLMAN CORPORATION

Date: March 27, 1995                         By: /s/ Robert S. Jepson, Jr.
     ----------------                           ---------------------------
                                                Robert S. Jepson, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

        NAME                               TITLE                       DATE
        ----                               -----                       ----
ROBERT S. JEPSON, JR.*           Chairman of the Board and  )
                                 Chief Executive Officer    )
                                 (Principal Executive       )
                                 Officer) and Director      )
VERNON J. NAGEL*                 Executive Vice President   )
                                 of Finance and Treasurer   )
                                 (Principal Financial and   )
                                 Accounting Officer)        )
CURTIS G. ANDERSON*              President, Chief Operating )
                                 Officer and Director       )    March 27, 1995
WILLIAM E. BURCH*                Director                   )
STEVE CENKO*                     Director                   )
ALEXANDER W. DREYFOOS, JR.*      Director                   )
WILLIAM M. KEARNS, JR.*          Director                   )
ROBERT D. KILPATRICK*            Director                   )
JOHN L. MARCELLUS, JR.*          Director                   )
GEORGE J. MICHEL, JR.*           Director                   )
GENERAL H. NORMAN SCHWARZKOPF*   Director                   )



*By /s/ Robert S. Jepson, Jr.              Individually and as
   --------------------------
    Robert S. Jepson, Jr.                  Attorney-in-Fact