Form 10-Q
period 1995-03-31
KUHLMAN CORP
filed 1995-05-12
CIK 56955

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the Quarter ended
          March 31, 1995
          -------------------------------------------------------

[ ]       Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 For the transition
          period from                     to
                      -------------------    --------------------

          Commission file number             1-7695
                                 --------------------------------

                       KUHLMAN CORPORATION
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                          58-2058047
- -----------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)        Identification No.)


1 Skidaway Village Walk, Suite 201, Savannah, Georgia    31411
- -----------------------------------------------------------------
     (Address of Principal executive office)           (Zip Code)

                         (912) 598-7809
- -----------------------------------------------------------------
      (Registrant's telephone number, including area code)


- -----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
    -----------        ------------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


             Class                  Outstanding at April 30, 1995
- ------------------------------     ------------------------------
 Common Stock, $1.00 Par Value                6,210,798

                                    PART 1.
ITEM 1.  FINANCIAL STATEMENTS


                      KUHLMAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                      1995        1994
                                                     ------      -------
                                                         (Unaudited)
                                           (In thousands, except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . .  $61,031     $62,416
Cost of goods sold. . . . . . . . . . . . . . . . .   50,853      51,406
                                                     -------     -------
Gross profit. . . . . . . . . . . . . . . . . . . .   10,178      11,010
Selling, general and administrative expenses. . . .    8,419       8,704
                                                     -------     -------
Operating profit. . . . . . . . . . . . . . . . . .    1,759       2,306
                                                     -------     -------
Other income(expense):
   Interest expense, net. . . . . . . . . . . . . .   (1,343)       (871)
   Other, net . . . . . . . . . . . . . . . . . . .      780         614
                                                     -------     -------
     Total other income(expense), net . . . . . . .     (563)       (257)
                                                     -------     -------
Income before taxes . . . . . . . . . . . . . . . .    1,196       2,049
Taxes on income . . . . . . . . . . . . . . . . . .      481         913
                                                     -------     -------
Net income. . . . . . . . . . . . . . . . . . . . .  $   715     $ 1,136
                                                     =======     =======
Per share amounts:
   Net income . . . . . . . . . . . . . . . . . . .  $  0.12     $  0.19
                                                     =======     =======


Average shares outstanding. . . . . . . . . . . . .    6,175       6,039
                                                     =======     =======

                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                     March 31,  December 31,
                                                       1995        1994
                                                     --------    --------
                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . .   $    228    $    622
   Accounts receivable, less reserves of $438 and
     $363 at March 31, 1995 and December 31, 1994,
     respectively. . . . . . . . . . . . . . . . .     35,290      36,004
   Inventories . . . . . . . . . . . . . . . . . .     26,811      24,067
   Future income tax benefit . . . . . . . . . . .      3,105       3,871
   Prepaid expenses and other current assets . . .      1,929       4,125
                                                     --------    --------
     Total current assets  . . . . . . . . . . . .     67,363      68,689
                                                     --------    --------
Plant and equipment, at cost:
   Land, buildings and leasehold improvements  . .     20,958      20,797
   Machinery and equipment . . . . . . . . . . . .     40,207      38,847
   Construction in progress  . . . . . . . . . . .        954       1,607
                                                     --------    --------
                                                       62,119      61,251
   Less - accumulated depreciation . . . . . . . .    (27,905)    (26,802)
                                                     --------    --------
                                                       34,214      34,449
                                                     --------    --------
Intangible assets, net of amortization of $1,713
   and $1,382 at March 31, 1995 and December 31,
   1994, respectively. . . . . . . . . . . . . . .     38,885      39,216
Other assets . . . . . . . . . . . . . . . . . . .      3,984       4,209
                                                     --------    --------
                                                     $144,446    $146,563
                                                     ========    ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable . . . . . . . . . . . . . . . . .   $    ---    $  2,000
   Current portion of long-term debt . . . . . . .      5,238       5,243
   Accounts payable  . . . . . . . . . . . . . . .     20,842      19,331
   Accrued liabilities . . . . . . . . . . . . . .     11,120      14,146
                                                     --------    --------
     Total current liabilities . . . . . . . . . .     37,200      40,720
                                                     --------    --------
Bank debt. . . . . . . . . . . . . . . . . . . . .     52,800      51,750
Other long-term debt . . . . . . . . . . . . . . .      3,209       3,235
                                                     --------    --------
   Total long-term debt. . . . . . . . . . . . . .     56,009      54,985
                                                     --------    --------
Accrued postretirement benefits  . . . . . . . . .      2,186       2,186
                                                     --------    --------
   Total liabilities . . . . . . . . . . . . . . .     95,395      97,891
                                                     --------    --------
Shareholders' equity:
   Preferred stock, par value $1.00, authorized
     2,000 shares, none issued;  Junior
     participating preferred stock, series A,
     no par value, authorized 200 shares, none
     issued  . . . . . . . . . . . . . . . . . . .        ---         ---
   Common stock, par value $1.00, authorized
     10,000 shares, issued 6,211 shares at
     March 31, 1995 and 6,146 at December 31,
     1994, respectively  . . . . . . . . . . . . .      6,211       6,146
   Additional paid-in capital  . . . . . . . . . .     13,031      12,506
   Retained earnings . . . . . . . . . . . . . . .     29,852      30,063
   Minimum pension liability . . . . . . . . . . .        (43)        (43)
                                                     --------    --------
     Total shareholders' equity  . . . . . . . . .     49,051      48,672
                                                     --------    --------
                                                     $144,446    $146,563
                                                     ========    ========


                 The Notes to Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                      -------------------
                                                       1995        1994
                                                      -------    --------
                                                          (Unaudited)
                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . .    $   715    $  1,136
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization . . . . . . . . .      1,548       1,425
   Provision for losses on accounts receivable . .         83          31
   (Gain) loss on sale of assets . . . . . . . . .         (3)         92
   Other, net. . . . . . . . . . . . . . . . . . .        341        (215)
Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . .        639        (268)
   Inventories . . . . . . . . . . . . . . . . . .     (2,744)      3,868
   Future income tax benefit . . . . . . . . . . .        766       1,197
   Prepaid expenses and other current assets . . .      2,072        (435)
   Accounts payable and accrued expenses . . . . .     (1,519)     (1,731)
                                                      -------    --------
Net cash provided by operating activities  . . . .      1,898       5,100
                                                      -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . . . . . .     (1,054)       (681)
   Proceeds from the sale of equipment . . . . . .         75           8
                                                      -------    --------
Net cash used by investing activities  . . . . . .       (979)       (673)
                                                      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in revolver. . . . . . . . . . . . . . .       (950)    (13,700)
   Repayments of term debt . . . . . . . . . . . .        (31)       (180)
   Dividends . . . . . . . . . . . . . . . . . . .       (922)       (900)
   Stock options exercised . . . . . . . . . . . .        590         516
   Restricted cash . . . . . . . . . . . . . . . .        ---       1,800
                                                      -------    --------
Net cash used by financing activities  . . . . . .     (1,313)    (12,464)
                                                      -------    --------
Net decrease in cash and cash equivalents  . . . .       (394)     (8,037)
Cash and cash equivalents at beginning of period .        622      16,555
                                                      -------    --------
Cash and cash equivalents at end of period . . . .    $   228    $  8,518
                                                      =======    ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest  . . . . . . . . . . . . . . . . . . .    $ 1,308    $  1,160
                                                      =======    ========

   Income taxes, net of refunds  . . . . . . . . .    $(1,360)   $   (177)
                                                      =======    ========

                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   For The Three Months Ended March 31, 1995
                                  (Unaudited)
                                 (In thousands)

                                          Additional          Minimum
                                   Common   Paid-in Retained  Pension
                                    Stock   Capital Earnings Liability   Total
                                   -------  -------  -------  -------   -------
Balances at December 31, 1994 .    $ 6,146  $12,506  $30,063  $   (43)  $48,672
                                   -------  -------  -------  -------   -------

Net income. . . . . . . . . . .        ---      ---      715      ---       715

Cash dividends declared
   ($0.15 per share)                   ---      ---     (926)     ---      (926)

Stock options exercised . . . .         65      525      ---      ---       590
                                   -------  -------  -------  -------   -------

Balances at March 31, 1995. . .    $ 6,211  $13,031  $29,852  $   (43)  $49,051
                                   =======  =======  =======  =======   =======




                  The Notes To Consolidated Financial Statements
               should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                        --------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 1995
                                (Unaudited)

A. Consolidated Financial Statements

   The consolidated balance sheet at March 31, 1995 and the related consolidated statements of income, cash flows and shareholders' equity for the three months ended March 31, 1995 and 1994, have been prepared by Kuhlman Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1995 and the results of operations and cash flows for three months ended March 31, 1995 and 1994, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   The results of operations for the three months ended March
31, 1995 are not necessarily indicative of the results to be expected for the full year 1995.

   Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

B. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three months ended March 31, 1995 and 1994 have been computed based on the average number of common stock and common stock equivalents, if any, outstanding throughout the period.

   A cash dividend of $0.15 per share was declared during each of the first quarters of 1995 and 1994.

C. Inventories

   Inventories consisted of the following, in thousands:

                               March 31,    December 31,
                                 1995           1994
                              ----------    -----------
                              (unaudited)
          FIFO cost:
              Raw materials    $ 14,145       $ 11,006
              Work-in-process     2,880          2,595
              Finished goods     12,718         13,532
                               --------       --------
                      Total      29,743         27,133
          Excess of FIFO
              over LIFO cost     (2,932)        (3,066)
                               --------       --------

          Net inventories      $ 26,811       $ 24,067
                               ========       ========

  D. Proposed Merger

  On February 25, 1995, Kuhlman Corporation entered into an agreement to merge Schwitzer, Inc. ("Schwitzer"), a New York Stock Exchange listed company, with a wholly-owned subsidiary of Kuhlman. In the transaction, shares of Schwitzer common stock will be converted into shares of Kuhlman common stock using an exchange ratio of 0.9615 share of Kuhlman common stock for each outstanding share of Schwitzer common stock. The merger, to be accounted for as a pooling, is subject to certain closing conditions, including the approval of the shareholders of both companies. It is anticipated that this transaction will be consummated in the second quarter of 1995 following approval by shareholders of both companies at their respective annual meetings of shareholders to be held on May 31, 1995.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $1,898,000 in cash flow from operations in the first quarter of 1995 compared to $5,100,000 for the similar period in 1994. Lower earnings, primarily at Kuhlman Electric, and an increase in working capital resulted in lower cash flow generated from operations in the first quarter of 1995 when compared to the similar period in 1994. Working capital (net of cash) increased by $2,588,000 (10%) to $29,935,000 at March 31, 1995 from December 31, 1994 primarily due to higher levels of inventory companywide and the difference in cash receipts and payments for certain assets and liabilities more fully described below. Cash and cash equivalents were $228,000 at March 31, 1995 compared to $622,000 at the end of 1994. The Company applies a majority of its excess cash against its revolving credit facility to reduce borrowings in order to lower its overall interest expense. Under the terms of the Credit Agreement no payments are required to be made on the revolving credit facility until December 31, 1999, and amounts can be reborrowed at any time subject to certain limitations. Accounts receivable, net decreased $714,000 (2%) to $35,290,000 at March 31, 1995 from the end of 1994 primarily because of lower sales activity for distribution transformers, partially offset by record sales levels in the wire and cable segment. Inventory levels increased in the quarter by $2,744,000 (11%) to $26,811,000 at March 31, 1995 primarily because of higher anticipated sales activity in the second quarter, particularly of power transformers, and an increase in certain inventories of wire and cable products in anticipation of vendor price increases. Prepaid expenses and other current assets were $1,929,000 at March 31, 1995 compared to $4,125,000 at December 31, 1994. The decline was primarily due to the receipt of cash on a covenant not to compete and an income tax refund.

Accounts payable and accrued expenses declined $1,515,000 (5%) to $31,962,000 at March 31, 1995 from December 31, 1994. The decline was primarily due to a tightening of payment terms for certain raw material components at Coleman Cable, cash payments of certain charges related to actions taken in the fourth quarter at Kuhlman Electric and a change in accruals for wages and benefits, partially offset by increased accounts payable at Kuhlman Electric. Total debt outstanding was $61,247,000 at March 31, 1995, down $981,000 from December 31, 1994. As noted above, the Company applies excess cash against outstanding revolving debt.

Capital expenditures for the three months ended March 31, 1995 were $1,054,000, up $373,000 from the same period in the prior year. Capital expenditures made in the quarter were for normal additions, expenditures to improve operating efficiencies and to expand the Company's manufacturing capacity, primarily at its power transformer business.

Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance presently planned capital expenditures and to service all existing debt requirements.


RESULTS OF OPERATIONS

The following table summarizes net sales and operating profit by segment, in thousands:

                          Three Months Ended March 31,
                         ------------------------------
                              1995           1994
                           ---------       ---------
                                  (unaudited)
     Net Sales:
          Wire and Cable   $  38,923       $  33,021
          Electrical          19,732          27,465
          Other                2,376           1,930
                           ---------       ---------
                           $  61,031       $  62,416
                           =========       =========

     Operating Profit:
          Wire and Cable   $   2,049       $   2,240
          Electrical             361             815
          Other                  231             186
          Corporate             (882)           (935)
                           ---------       ---------
                           $   1,759       $   2,306
                           =========       =========


Three Months Ended March 31, 1995 and 1994

Net sales, operating profit and net income declined in the first quarter of 1995 compared to the same period in 1994 primarily because of the downsizing of the distribution transformer business and the impact of a moderate winter in certain key markets on sales of battery booster cables.

Net sales were $61,031,000 for the first three months of 1995 compared to $62,416,000 in the same period in 1994. The decrease in net sales was primarily due to lower sales in the electrical segment, partially offset by record sales recorded in the wire and cable segment and a positive increase for spring products. Net sales for the wire and cable segment were benefited by increased unit shipments, primarily to electrical distributors and the high cost of copper throughout the first quarter of 1995. Net sales in the electrical segment declined approximately $7,733,000 in the first quarter of 1995 when compared to the same period in 1994 due to lower shipments of distribution transformers as a consequence of certain downsizing actions initiated in the fourth quarter of 1994. These actions were implemented to reduce operating costs and to improve the Company's competitiveness in markets for those products.
However, sales of power transformers were up modestly in the first quarter of 1995 compared to the same period in 1994 primarily due to a better sales mix of products. In addition, bookings of power transformers were up significantly in the first quarter from the prior year because of greater customer demand due to shorter quoted lead times and enhanced product quality which resulted from improvement programs initiated in 1993 and 1994. Shipments of instrument transformers declined in the first quarter primarily because of the discontinuation of certain products as part of the consolidation and downsizing at Kuhlman Electric in 1994. Also, sales at the Company's Emtec Products subsidiary in the first quarter of 1995 were higher when compared to the similar period in 1994 primarily due to increased shipments of certain non-automotive products.

Operating profit for the first three months of 1995 was $1,759,000 compared to $2,306,000 for the same period in 1994. The decline in operating profit occurred in the electrical and wire and cable segments, partially offset by higher earnings at Emtec and lower corporate expenses. The drop in operating profit for the electrical segment was primarily due to certain residual costs associated with the downsizing of the distribution transformer business, implemented in the fourth quarter of 1994, that carried into the first quarter of 1995. This was partially offset by improved operating results reported for power transformers due to the sales mix noted above and better operating efficiencies. Operating profit at the wire and cable segment was lower in the first quarter of 1995 primarily because of the impact of the high cost of copper throughout the quarter and the effect of the moderate winter on sales of booster cables. The rising cost of copper, which the Company attempts to pass along through increased selling prices, resulted in the higher sales revenues noted above. However, the higher selling prices precipitated softer demand which lead to increased pressure on margins in the first quarter of 1995. Operating profit at Emtec was higher in the first quarter of 1995 due to the increased sales in certain non-automotive products noted above. Operating expenses for the first quarter of 1995 were $8,419,000 or 13.8% of net sales compared to $8,704,000 or 13.9% of net sales recorded in the same period in 1994. Operating expenses declined because of the lower sales noted above and cost containment programs throughout the Company.

Interest expense, net of interest income in the first quarter of 1995 was $1,343,000 compared to $871,000 for the similar period in 1994. The increase in interest expense, net was due primarily to higher interest rates throughout the first quarter of 1995 and to a lesser extent higher debt levels caused by greater working capital needs. Other, net in the first quarter of 1995 and 1994 was $780,000 and $614,000, respectively. Other, net, which consist primarily of royalties, income from a covenant not to compete and miscellaneous expenses associated with non-operating activities, was benefitted in the first quarter of 1995 by approximately $140,000 for the settlement of a disputed claim.

Net income for the first three months of 1995 was $715,000 ($0.12 per share) compared to $1,136,000 ($0.19 per share) for the same period in 1994. The above factors resulted in the decline in net income in the first quarter of 1995 compared to the similar period in 1994.


OUTLOOK FOR 1995

Management believes that the operating results of each business unit in the first quarter of 1995 reflected challenges and opportunities that management expects to face throughout the balance of the year. Management believes that the actions taken at Kuhlman Electric should continue to produce positive and improving results. However, management's optimism about the future continues to be tempered somewhat by the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.

On February 25, 1995, the Company entered into an agreement to merge Schwitzer, Inc., a New York Stock Exchange listed company, with a wholly-owned subsidiary of Kuhlman. The merger is subject to certain closing conditions, including the approval of the shareholders of both companies.

PART II.  OTHER INFORMATION

ITEM 6(a)

Exhibit 27.

ITEM 6(b)

During the period covered by this report, Registrant has filed the following reports on Form 8-K.

    Form 8-K dated February 25, 1995 reporting under Item 5 an agreement and plan of merger.

    Form 8-K dated March 28, 1995 reporting under Item 7 various financial statements of an acquired business.

                                SIGNATURES
                               ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Kuhlman Corporation
                    ---------------------------------------------
                                    (Registrant)




                         /s/ Robert S. Jepson, Jr.
                    ---------------------------------------------
                    Robert S. Jepson, Jr.
                    Chairman and Chief Executive Officer



                         /s/ Vernon J. Nagel
                    ---------------------------------------------
                    Vernon J. Nagel
                    Executive Vice President of Finance and
                        Chief Financial Officer




Date:     May 12, 1995
      ---------------------