Form 10-Q
period 1995-06-30
KUHLMAN CORP
filed 1995-08-11
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                     AND EXCHANGE COMMISSION VIA EDGAR

- -----------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

- -----------------------------------------------------------------

                                 FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995


                                    or

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 1-7695

                           KUHLMAN CORPORATION
         (Exact name of registrant as specified in its charter)

             Delaware                          58-2058047
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)


                    1 Skidaway Village Walk, Suite 201
                          Savannah, Georgia 31411
            (Address of principal executive offices)(Zip Code)

   Registrant's telephone number, including area code--(912) 598-7809


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X           No
                         -----------         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Outstanding at July 31, 1995
             -----                  ----------------------------
 Common Stock, $1.00 Par Value               13,232,444

- ----------------------------------------------------------------------

                                   PART 1.
ITEM 1.  FINANCIAL STATEMENTS


                     KUHLMAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             -----------------------   -----------------------
                                1995         1994         1995         1994
                             ----------   ----------   ----------   ----------

                                                 (Unaudited)
                                    (In thousands, except per share data)

Net sales . . . . . . .      $  102,814   $   95,679   $  209,740   $  194,841
Cost of goods sold. . .          83,423       76,554      169,636      156,061
                             ----------   ----------   ----------   ----------

Gross profit  . . . . .          19,391       19,125       40,104       38,780

Selling, engineering,
   general and
   administrative
   expenses . . . . . .          13,391       13,121       26,913       26,155
                             ----------   ----------   ----------   ----------
Operating profit. . . .           6,000        6,004       13,191       12,625
                             ----------   ----------   ----------   ----------
Other income(expense):
   Interest expense, net         (1,827)      (1,598)      (3,683)      (3,506)
   Merger expenses. . .          (4,510)         ---       (4,510)         ---
   Other, net . . . . .             817         (239)       1,376         (130)
                             ----------   ----------   ----------   ----------
     Total other
     income(expense), net        (5,520)      (1,837)      (6,817)      (3,636)
                             ----------   ----------   ----------   ----------
Income before taxes and
   extraordinary item               480        4,167        6,374        8,989

Taxes on income . . . .           1,205        1,580        3,551        3,542
                             ----------   ----------   ----------   ----------
Income(loss) before
  extraordinary item. . .          (725)       2,587        2,823        5,447
Extraordinary item (net of
  tax effect of $1,175)          (1,861)         ---       (1,861)         ---
                             ----------   ----------   ----------   ----------
Net income(loss). . . .      $   (2,586)  $    2,587   $      962   $    5,447
                             ==========   ==========   ==========   ==========

Per share amounts:
   Income(loss) before
      extraordinary item     $    (0.06)  $     0.19   $     0.21   $     0.40
   Extraordinary item .           (0.14)         ---        (0.14)         ---
                             ----------   ----------   ----------   ----------
   Net income(loss) . .      $    (0.20)  $     0.19   $     0.07   $     0.40
                             ==========   ==========   ==========   ==========


Average shares
   outstanding. . . . .          13,188       13,716       13,158       13,691
                             ==========   ==========   ==========   ==========


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              (In thousands)

                                                         June 30,   December 31,
                                                           1995         1994
                                                         --------    --------
                                                             (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .       $  3,797    $  3,036
  Accounts receivable, less reserves of $1,167
     and $990 at June 30, 1995 and December 31, 1994,
     respectively                                          61,118      59,892
  Inventories  . . . . . . . . . . . . . . . . . .         45,155      43,713
  Deferred income taxes. . . . . . . . . . . . . .          4,194       6,071
  Prepaid expenses and other current assets  . . .          3,258       5,887
                                                         --------    --------
     Total current assets  . . . . . . . . . . . .        117,522     118,599
                                                         --------    --------
Plant and equipment, at cost:
  Land, buildings and leasehold improvements . . .         36,415      35,977
  Machinery and equipment  . . . . . . . . . . . .        109,937     107,692
  Construction in progress . . . . . . . . . . . .          3,256       2,668
                                                         --------    --------
     . . . . . . . . . . . . . . . . . . . . . . .        149,608     146,337
  Less - accumulated depreciation  . . . . . . . .        (84,283)    (81,587)
                                                         --------    --------
     . . . . . . . . . . . . . . . . . . . . . . .         65,325      64,750
                                                         --------    --------
Intangible assets, net of amortization of $2,045
  and $1,496 at June 30, 1995 and December 31, 1994,
  respectively                                             38,553      39,452
Other assets . . . . . . . . . . . . . . . . . . .          3,990       6,384
                                                         --------    --------
     . . . . . . . . . . . . . . . . . . . . . . .       $225,390    $229,185
                                                         ========    ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . .       $    ---    $  2,000
  Current portion of long-term debt  . . . . . . .          8,746       5,878
  Accounts payable . . . . . . . . . . . . . . . .         31,543      30,624
  Accrued liabilities  . . . . . . . . . . . . . .         27,650      30,596
                                                         --------    --------
     Total current liabilities . . . . . . . . . .         67,939      69,098
                                                         --------    --------
Bank debt. . . . . . . . . . . . . . . . . . . . .         71,839      59,253
Other long-term debt . . . . . . . . . . . . . . .          3,339      17,642
                                                         --------    --------

     Total long-term debt. . . . . . . . . . . . .         75,178      76,895
                                                         --------    --------
Accrued postretirement benefits  . . . . . . . . .          8,611       8,943
                                                         --------    --------
Deferred income taxes. . . . . . . . . . . . . . .          1,133       1,033
                                                         --------    --------
     Total liabilities . . . . . . . . . . . . . .        152,861     155,969
                                                         --------    --------
Shareholders' equity:
  Preferred stock, par value $1.00, authorized
    2,000 shares, none issued;  Junior participating
    preferred stock, series A, no par value,
    authorized 200 shares, none issued                        ---         ---
  Common stock, par value $1.00, authorized
    20,000 shares, issued 13,205 shares at
    June 30, 1995 and 13,100 at December 31, 1994,
    respectively . . . . . . . . . . . . . . . . .         13,205      13,100
  Additional paid-in capital . . . . . . . . . . .         26,066      25,300
  Retained earnings  . . . . . . . . . . . . . . .         34,727      36,672
  Cumulative translation adjustment. . . . . . . .         (1,426)     (1,813)
  Minimum pension liability. . . . . . . . . . . .            (43)        (43)
                                                         --------    --------
     Total shareholders' equity  . . . . . . . . .         72,529      73,216
                                                         --------    --------
                                                         $225,390    $229,185
                                                         ========    ========


              The Notes to Consolidated Financial Statements should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
                                                          (Unaudited)
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . .   $    962    $  5,447
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Extraordinary item, net. . . . . . . . . . . . .      1,861         ---
  Merger expenses. . . . . . . . . . . . . . . . .      4,510         ---
  Depreciation and amortization  . . . . . . . . .      6,060       5,931
  Deferred income taxes, net . . . . . . . . . . .      2,351       1,978
  Provision for losses on accounts receivable  . .        839         107
  (Gain) loss on sale of assets. . . . . . . . . .        (29)         20
  Other, net . . . . . . . . . . . . . . . . . . .        548        (557)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . .     (1,221)       (588)
     Inventories . . . . . . . . . . . . . . . . .     (1,289)      2,956
     Prepaid expenses and other current assets . .      2,444      (1,062)
     Accounts payable. . . . . . . . . . . . . . .        306       4,269
     Accrued expenses. . . . . . . . . . . . . . .     (3,855)     (3,095)
                                                     --------    --------
Net cash provided by operating activities  . . . .     13,487      15,406
                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . .     (5,776)     (4,305)
  Proceeds from the sale of equipment  . . . . . .         89         100
                                                     --------    --------
Net cash used by investing activities  . . . . . .     (5,687)     (4,205)
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in revolver . . . . . . . . . . . . . . .       (927)    (22,955)
  Proceeds from issuance of long-term debt . . . .     24,814           0
  Repayments of long-term debt . . . . . . . . . .    (25,385)     (2,765)
  Dividends  . . . . . . . . . . . . . . . . . . .     (1,848)     (1,806)
  Stock options exercised  . . . . . . . . . . . .        722         541
  Payments for merger and related expenses . . . .     (4,601)        ---
  Restricted cash. . . . . . . . . . . . . . . . .        ---       1,800
  Other. . . . . . . . . . . . . . . . . . . . . .        109         ---
                                                     --------    --------
Net cash used by financing activities  . . . . . .     (7,116)    (25,185)
                                                     --------    --------
Effect of exchange rate changes on cash and cash
  equivalents. . . . . . . . . . . . . . . . . . .         77          38
                                                     --------    --------
Net increase(decrease) in cash and cash equivalents       761     (13,946)
Cash and cash equivalents at beginning of period .      3,036      18,994
                                                     --------    --------
Cash and cash equivalents at end of period . . . .   $  3,797    $  5,048
                                                     ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .   $  3,815    $  4,272
                                                     ========    ========
  Income taxes, net of refunds . . . . . . . . . .   $    839    $  1,008
                                                     ========    ========

              The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  For The Six Months Ended June 30, 1995
                               (Unaudited)
                             (In thousands)


                              Additional Cumulative Minimum
                       Common   Paid-in  Retained Translation Pension
                       Stock    Capital  Earnings Adjustment Liability  Total
                      -------- -------- --------  ---------  -------- --------

Balances at
December 31, 1994     $ 13,100 $ 25,300 $ 36,672  $ (1,813)  $    (43) $ 73,216
                      -------- -------- --------  --------   --------  --------
Net income                 ---      ---      962       ---        ---       962

Foreign currency
   translation
   adjustment              ---      ---      ---       387        ---       387

Cash dividends declared
  ($0.30 per share) (1)    ---      ---   (2,907)      ---        ---    (2,907)

Issuance of stock           16      176      ---       ---        ---       192

Stock options exercised     89      633      ---       ---        ---       722

Other                      ---      (43)     ---       ---        ---       (43)
                      -------- -------- --------  --------   --------  --------

Balances at
   June 30, 1995      $ 13,205 $ 26,066 $ 34,727  $ (1,426)  $    (43) $ 72,529
                      ======== ======== ========  ========   ========  ========


(1) Dividends per share prior to May 31, 1995 have not been restated to reflect the Schwitzer merger.

                    Notes To Consolidated Financial Statements
               should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                       ----------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three and Six Months Ended June 30, 1995
                                (Unaudited)

1. Consolidated Financial Statements

   On May 31, 1995, Kuhlman Corporation (the "Company") merged with Schwitzer, Inc. ("Schwitzer"). The merger was accounted for as a pooling of interests. The financial information has been restated to reflect the combined balance sheets and results of operations of both companies as if the merger had been in effect for all periods presented. Further information pertaining to the merger is presented in Note 2 - Merger with Schwitzer, Inc.

   The consolidated balance sheet at June 30, 1995 and the related consolidated statements of income, cash flows and shareholders' equity for the periods ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1995 and the results of operations and cash flows for three and six months ended June 30, 1995 and 1994, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and notes thereto contained in the Company's current report on Form 8-K dated July 21, 1995 and the consolidated financial statements and notes thereto contained in the Company's and Schwitzer's Annual Reports on Form 10-K for the year ended December 31, 1994 and January 1, 1995, respectively.

   The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year 1995.

   Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

2. Merger with Schwitzer, Inc.

   On May 31, 1995, a wholly-owned subsidiary of the Company merged with and into Schwitzer, a New York Stock Exchange listed company, whereby Schwitzer became a wholly-owned subsidiary of the Company. The merger was accounted for under the pooling of interests method of accounting. As provided for in the merger agreement, each share of Schwitzer common stock was converted into 0.9615 share of the Company's common stock, resulting in the Company issuing approximately 6,980,000 shares of stock.

   In accordance with the pooling of interests method of accounting, the Company's financial statements have been restated for all periods presented to include the results of Schwitzer.
Operating results for the Company and Schwitzer for three and six months ended June 30, 1994, prior to the combination, are presented in the table below, in thousands.


                     Three months ended   Six months ended
                           June 30,           June 30,
                            1994                1994
                     ------------------   ----------------
The Company
   Net sales             $ 56,990             $119,406
   Net income                 296                1,432
- ----------------------------------------------------------
Schwitzer
   Net sales             $ 38,689             $ 75,435
   Net income               2,291                4,015
- ----------------------------------------------------------
Combined
   Net sales             $ 95,679             $194,841
   Net income               2,587                5,447



3. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three and six months ended June 30, 1995 and 1994 have been computed based on the average number shares of common stock and common stock equivalents, if any, outstanding throughout the period. The weighted shares outstanding for the three months and six months ended June 30, 1994 included 716,000 and 725,000 shares, respectively, resulting from the dilutive effects of common stock equivalents. There was no dilutive effect of common stock equivalents in 1995.

   A cash dividend of $0.15 per share was declared during each of the first and second quarters of 1995 and 1994. Dividends per share prior to May 31, 1995 have not been restated to reflect the Schwitzer merger.

4. Inventories

   Inventories consisted of the following, in thousands:


                                        June 30,   December 31,
                                          1995         1994
                                        --------     --------
                                            (unaudited)
          FIFO cost:
              Raw materials            $ 19,343     $ 17,333
              Work-in-process             8,295        8,262
              Finished goods             20,866       21,677
                                       ---------    ---------
                  Total                  48,504       47,272

          Excess of FIFO
              over LIFO cost             (3,349)      (3,559)
                                       ---------    ---------

          Net inventories             $  45,155    $  43,713
                                       =========    =========



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

On May 31, 1995, a wholly-owned subsidiary of Kuhlman Corporation (the "Company") merged with and into Schwitzer, Inc. ("Schwitzer") whereby Schwitzer became a wholly-owned subsidiary of the Company. In the transaction, each outstanding share of common stock of Schwitzer was converted into 0.9615 share of the Company's common stock, resulting in the Company issuing approximately 6,980,000 shares of stock. The merger was accounted for as a pooling of interests, with prior-period financial results restated to reflect the merger. In connection with the merger, Kuhlman and Schwitzer incurred one-time transaction costs which totaled $5,600,000 (net of tax) and included costs associated with the early extinguishment of debt ("Merger Expenses"). The Merger Expenses were recorded in the Company's financial statements in the second quarter of 1995.

Upon completion of the merger with Schwitzer, the Company's business units were realigned in recognition of the distinct markets and customers it services into two product segments:
Electrical and Industrial. The Electrical Products segment manufactures and sells primarily electrical equipment and wire and cable products while the Industrial Products segment manufactures and sells primarily engine components.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $13,487,000 in cash flow from operations in the first half of 1995 compared to $15,406,000 for the same period in 1994. Higher working capital needs, primarily for accounts receivable required to support the Company's record sales volume, resulted in lower cash flow generated from operations in the first half of 1995 when compared to the same period in 1994. Working capital (net of cash) decreased nominally by $679,000 (2%) to $45,786,000 at June 30, 1995 from
December 31, 1994. When compared to June 30, 1994, working capital (net of cash) increased by $4,533,000, primarily due to an increased investment in accounts receivable. Cash and cash equivalents were $3,797,000 at June 30, 1995 compared to $3,036,000 at the end of 1994. Accounts receivable, net increased $1,226,000 (2%) to $61,118,000 at June 30, 1995 from the end of 1994 because of the record sales volume in the Industrial Segment, partially offset by a decline in the Electrical Segment due to lower shipments of distribution transformers and the collection of booster cable sales made in the fourth quarter of 1994 which carried extended payment terms. Inventory levels increased $1,442,000 (3%) to $45,155,000 at June 30, 1995 primarily because of higher anticipated sales activity in the Electrical Segment for power transformers. Prepaid expenses and other current assets and deferred income taxes declined $4,506,000 (38%) to $7,452,000 at June 30, 1995 primarily due to the receipt of cash on a covenant not to compete, an income tax refund and changes in deferred income tax assets.

Accounts payable and accrued expenses declined $2,027,000 (3%) to $59,193,000 at June 30, 1995 from December 31, 1994. The decline was primarily due to cash payments made in 1995 for certain 1994 charges related to the Company's Kuhlman Electric unit and the positive settlement of certain liabilities, partially offset by an increase in payables to vendors. Total debt outstanding was $83,924,000 at June 30, 1995, down $849,000 from December 31,
1994. Subsequent to the merger, the Company repaid substantially all of the domestic debt of Schwitzer with proceeds borrowed under the Company's current bank loan facility which was increased by $22,000,000 to accommodate the repayment and to pay the associated Merger Expenses. The Company refinanced the domestic debt of Schwitzer in order to lower its overall interest rate on borrowed funds based on the enhanced financial strength of the combined company. The cost associated with the early retirement of Schwitzer's domestic debt was recognized as an extraordinary item on the Company's Statement of Income.

Capital Expenditures for the first half of 1995 were $5,776,000, up $1,471,000 from the same period in the prior year. Total expenditures were split evenly between the Company's two product segments. Capital expenditures made in the Industrial Products segment were for additions to machinery and equipment to upgrade production quality, enhance output capacity and tooling for application of certain products to specific customer orders, particularly turbochargers. Expenditures in the Electrical Products segment were primarily for normal additions and for final installation of certain jacketing and extrusion lines to enhance the Company's wire and cable manufacturing capabilities.

As noted above, the Company recorded the Merger Expenses, which amounted to $5,600,000 (net of tax) and included the cost associated with the early extinguishment of debt, in the second quarter of 1995. In addition to the cost associated with the early extinguishment of debt, the Merger Expenses were for various legal, accounting and other professional services utilized to complete the merger. Approximately, $4,601,000 of the fees were paid in the second quarter of 1995. The balance of the Merger Expenses is expected to be paid in the third quarter of 1995.

Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance future capital expenditures as previously planned and to service all existing debt requirements.

RESULTS OF OPERATIONS

The following table summarizes net sales and operating profit by segment, in thousands:


                     Three Months Ended         Six Months Ended
                          June 30,                   June 30,
                    ---------------------     ---------------------
                      1995         1994         1995         1994
                    --------     --------     --------     --------
                         (unaudited)                (unaudited)
 Net sales:
  Electrical        $ 56,349     $ 54,956     $115,004     $115,442
  Industrial          46,465       40,723       94,736       79,399
                    --------     --------     --------     --------
                    $102,814     $ 95,679      209,740      194,841
                    ========     ========     ========     ========

Income before taxes and extraordinary item:

  Electrical        $  2,831     $  2,020     $  5,274     $  4,956
  Industrial           4,620        4,391       10,497        8,807
  Corporate             (946)        (958)      (1,828)    $ (1,893)
                    --------     --------     --------     --------
                       6,505        5,453       13,943       11,870
  Interest
    expense, net      (1,827)      (1,598)      (3,683)      (3,506)
  Merger expenses     (4,510)         ---       (4,510)         ---
  Unallocated            312          312          624          625
                    --------     --------     --------     --------
                    $    480     $  4,167     $  6,374     $  8,989
                    ========     ========     ========     ========


Three Months Ended June 30, 1995 and 1994

Net sales and net income excluding the Merger Expenses ("Operating Net Income"), increased approximately 7% and 17%, respectively, in the second quarter of 1995 when compared to the same period in 1994. The increase in Operating Net Income was attributable to positive gains reported in each of the Company's two product segments.

Net sales were $102,814,000 in the second quarter of 1995 compared to $95,679,000 in the same period in 1994. The increase in net sales occurred primarily in the Industrial Products segment, as worldwide demand for turbochargers and certain other products remained strong throughout the period. Net sales for the Electrical Products segment increased modestly in the second quarter of 1995 compared to the same period in 1994 primarily because higher unit sales of wire and cable products and the impact of higher copper prices were partially offset by lower unit sales of distribution transformers. Unit sales of distribution transformers were lower as a consequence of certain downsizing actions initiated in the fourth quarter of 1994 to reduce operating costs and to improve the Company's competitiveness in markets for those products.

In addition to the sales gains noted above, bookings for new orders in both the Electrical and Industrial Products segments remained strong throughout the period. In the Electrical Products segment, bookings for power transformer units in the second quarter of 1995 were up approximately 70% over those reported in the year ago period. Bookings for the Industrial Products segment were approximately 6% higher in the second quarter of 1995 when compared to the same period in 1994. Overall, the Company's backlog was $100,825,000 at June 30, 1995.

The Company achieved operating profit of $6,000,000 for the second quarter of 1995 which was essentially the same when compared to the second quarter of 1994 on modestly higher consolidated net sales. Operating profit margins, which were 5.8% and 6.3% of consolidated net sales in the second quarter of 1995 and 1994, respectively, declined in both segments. Margins in the Industrial Products segment were suppressed somewhat by a higher mix of OEM versus aftermarket shipments and higher raw material and production costs. In the Electrical Products segment margins for certain wire and cable products were impacted by a softness in the U.S. economy, particularly for retail sales and new construction, and the impact of higher copper costs. However, margins for various transformer products improved in the second quarter of 1995 as the Company realized benefits from profit improvement programs implemented in 1994. Also, operating profit margins were benefited in both segments by lower operating expenses as a percentage of net sales. Operating expenses for the second quarter were $13,391,000 or 13.0% of net sales compared to $13,121,000 or 13.7% of net sales recorded in the same period in 1994. The increased operating expenses of $270,000 (2%) were due to the higher sales noted above, partially offset by cost containment programs throughout the Company.

Interest expense, net in the second quarter was $1,827,000 compared to $1,598,000 for the same period in 1994. The increase in interest expense, net was due primarily to higher interest rates throughout the second quarter of 1995 and to a lesser extent higher debt levels caused by greater working capital needs. Other, net in the second quarter of 1995, excluding Merger Expenses, was $817,000 compared to a net expense of $239,000 for the same period in 1994. Other, net, which consisted primarily of foreign currency adjustments, royalties, income from a covenant not to compete and miscellaneous expenses associated with non-operating activities was benefitted in the second quarter of 1995 by approximately $850,000 for the settlement of certain liabilities. The impact of foreign currency fluctuations in the second quarter of 1995 was minimal. In addition, the covenant not to compete, which paid the Company approximately $1,250,000 per year, expired in the second quarter of 1995.

Operating Net Income for the second quarter of 1995 was $3,014,000 ($0.23 per share) compared to $2,587,000 ($0.19 per share) for the same period in 1994. The increase in Operating Net Income was due to the factors noted above. The Company reported a net loss of $2,586,000 ($0.20 per share) in the second quarter of 1995 due to the recognition of the Merger Expenses which totalled $5,600,000, net of tax ($0.43 per share).

Six Months Ended June 30, 1995 and 1994

Net sales, operating profit and Operating Net Income were higher for the first half of 1995 compared to the similar period in 1994 primarily because of the positive momentum in the Industrial
Products segment.

Net sales for the first half of 1995 were $209,740,000 compared to $194,841,000 for the same period in 1994, an increase of 8%. The increase was due primarily to the record sales volume recorded in the Industrial Products segment, which continued to experience strong worldwide demand across many of its primary product lines. Net sales for the first half of 1995 for the Electrical Products segment were essentially the same when compared to the first half of 1994 because higher sales of certain wire and cable products were offset by lower sales of distribution transformers due to the impact of the downsizing programs implemented in late 1994.

Operating profit for the first six months of 1995 was $13,191,000 compared to $12,625,000 reported for the same period in 1994, an increase of $566,000 (4%). The increase in operating profit was due substantially to the higher sales volume in the Industrial Products segment, offset somewhat by lower operating profits earned on sales of certain wire and cable products. Operating profit for wire and cable products declined mainly because of lower sales of booster cables in the first quarter of 1995 caused by the mild winter and lower gross margins earned on various product lines due to the softness in the U.S. economy in the first half of 1995, particularly for retail sales and new construction, and the impact of higher copper costs. As noted in the second quarter, margins in the Industrial Products segment were suppressed somewhat by a higher mix of OEM versus aftermarket shipments and higher raw material costs.
Consolidated operating profit margin, as a percentage of sales, for the first half of 1995 and 1994 were 6.3% and 6.5%, respectively. Operating profit margin as a percentage of sales declined somewhat in the first half of 1995 because of the lower gross profit margins noted above, partially offset by a lower percentage of operating expenses required to support the Company's record sales volume. Operating expenses for the first six months of 1995 were $26,913,000 or 12.8% of net sales compared to $26,155,000 or 13.4% of net sales for the same period in 1994. The increased operating expenses were due to the higher sales noted above, partially offset by cost containment programs throughout the Company.

Interest expense, net for the first half of 1995 was $3,683,000 compared to $3,506,000 for the same period in 1994. The increase in interest expense, net was due primarily to higher interest rates throughout the period and to a lesser extent higher debt levels caused by greater working capital needs. Other, net in the first half of 1995 was $1,376,000 compared to an expense of $130,000 for the same period in 1994. As noted above, other, net was benefitted primarily by the positive settlement of certain liabilities.

Operating Net Income for the first half of 1995 was $6,562,000 ($0.50 per share) compared to $5,447,000 ($0.40 per share) for the same period in 1994. The increase in operating net income was due to the factors noted above. Net income for the first half of 1995 was $962,000 ($0.07 per share), which was impacted by the recognition of the Merger Expenses of $5,600,000, net of tax ($0.43 per share).

OUTLOOK FOR 1995

With the merger of Schwitzer completed, Management believes the Company is well positioned both strategically and financially to grow and prosper in the future. Management intends to build on the Company's existing base by expanding its presence in those market segments which it currently serves, both through internal growth and acquisitions. Management continues to remain cautiously optimistic about the Company's prospects for both the balance of the year and over the long term as well.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of security holders of the Registrant was held on May 31, 1995.
     (b)  Not applicable
     (c) At such meeting all of the nominees for election as directors were elected for the term of office set forth below. The votes cast with respect to each nominee for election as a director are as follows:

                        Year When
                     Term of Office   Votes for      Votes
     Nominee             Expires       Nominee     Withheld
     -------         --------------    -------     --------
Curtis G. Anderson        1998        5,484,623     53,046
William E. Burch          1998        5,480,925     56,744
Alexander W. Dreyfoos     1998        5,483,778     54,167
General H. Norman
   Schwarzkopf            1998        5,474,778     62,890


     At such meeting the security holders further voted upon and approved the following:

     (1) a proposal for the issuance of shares of common stock of the Registrant in the merger of Spinner Acquisition Corp., a wholly owned subsidiary of the Registrant, with and into Schwitzer, Inc. 4,546,190 affirmative votes and 73,267 negative votes were cast, and there were 102,104 abstentions and 816,107 broker non-votes with respect to such matter.

     (2) a proposal to amend the Certificate of Incorporation (the "Registrant's" Certificate) of the Registrant to increase the number of shares that the Registrant has the authority to issue to 20,000,000 and to amend the Registrant's Certificate to delete the designation, in the Registrant's Certificate, of certain shares of Kuhlman Preferred Stock as Junior Participating Preferred Stock, Series A. 4,423,631 affirmative votes and 200,233 negative votes were cast, and there were 97,697 abstentions and 816,107 broker non-votes with respect to such matter.

     (3) the 1994 Stock Option Plan. 3,572,159 affirmative votes and 955,959 negative votes were cast, and there were 193,442 abstentions and 816,108 broker non-votes with respect to such matter.

     (4) the ratification of the selection of Arthur Andersen LLP as the independent auditors for the Registrant. 5,481,952 affirmative votes and 20,627 negative votes were cast, and there were 35,089 abstentions with respect to such matter.


ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

   2.1    Agreement and Plan of Merger by and between Kuhlman
          Corporation, Spinner Acquisition Corp. and Schwitzer,
          Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58133).

   3.1    Certificate of Incorporation of the Registrant.

   3.2 Amendment to Certificate of Incorporation of the Registrant.

   3.3    Certificate of Designation of the Registrant dated
          May 31, 1995.

   4.1    Fourth Amendment to Credit Agreement dated June 29,
          1995 among the Registrant, NationsBank of Georgia, N.A.
          and The Chase Manhattan Bank, N.A.

  27.0    Financial Data Schedule for the six month period ended
          June 30, 1995.

(b)  Reports on Form 8-K

During the period covered by this report, Registrant has filed the following reports on Form 8-K.

     Form 8-K dated May 31, 1995 reporting a merger under Item 2.




                                SIGNATURES
                               ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Kuhlman Corporation
                       ------------------------------------------
                                    (Registrant)




                         /s/  Robert S. Jepson, Jr.
                       ------------------------------------------
                              Robert S. Jepson, Jr.
                              Chairman and Chief Executive Officer



                         /s/  Vernon J. Nagel
                       ------------------------------------------
                              Vernon J. Nagel
                              Executive Vice President of Finance and
                              Chief Financial Officer




Date:     August 11, 1995
      ----------------------------------