Form 10-Q
period 1995-09-30
KUHLMAN CORP
filed 1995-11-13
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                   AND EXCHANGE COMMISSION VIA EDGAR

-----------------------------------------------------------------
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
-----------------------------------------------------------------

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1995

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

Registrant's telephone number, including area code--(912)598-7809


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X           No
                ----------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at October 31, 1995
             -----                 -------------------------------
 Common Stock, $1.00 Par Value                13,176,970

                                   PART 1.
ITEM 1.  FINANCIAL STATEMENTS


                     KUHLMAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                     ------------------      ------------------
                                       1995       1994         1995      1994
                                     --------   -------      --------  --------
                                                    (Unaudited)
                                       (In thousands, except per share data)
Net sales . . . . . . . . . . . . .  $108,561  $102,192      $318,301  $297,033
Cost of goods sold. . . . . . . . .    86,500    82,186       256,136   238,247
                                     --------  --------      --------  --------
Gross profit  . . . . . . . . . . .    22,061    20,006        62,165    58,786
Selling, engineering, general and
   administrative expenses  . . . .    14,150    13,136        41,063    39,291
                                     --------  --------      --------  --------
Operating profit  . . . . . . . . .     7,911     6,870        21,102    19,495
                                     --------  --------      --------  --------
Other income(expense):
   Interest expense, net  . . . . .    (1,677)   (1,599)       (5,360)   (5,105)
   Merger expenses  . . . . . . . .       ---       ---        (4,510)      ---
   Other, net . . . . . . . . . . .      (481)      234           895       104
                                     --------  --------      --------  --------
     Total other income(expense),
       net                             (2,158)   (1,365)       (8,975)   (5,001)
                                     --------  --------      --------  --------
Income before taxes and
   extraordinary item . . . . . . .     5,753     5,505        12,127    14,494
Taxes on income . . . . . . . . . .     2,360     1,986         5,911     5,528
                                     --------  --------      --------  --------
Income before extraordinary item. .     3,393     3,519         6,216     8,966
Extraordinary item
   (net of tax effect of $1,175). .       ---       ---        (1,861)      ---
                                     --------  --------      --------  --------
Net income. . . . . . . . . . . . .  $  3,393  $  3,519      $  4,355  $  8,966
                                     ========  ========      ========  ========
Per share amounts:
   Income before extraordinary
      item  . . . . . . . . . . . .  $   0.26  $   0.26      $   0.47  $   0.66
   Extraordinary item . . . . . . .       ---       ---         (0.14)      ---
                                     --------  --------      --------  --------
   Net income . . . . . . . . . . .  $   0.26  $   0.26      $   0.33  $   0.66
                                     ========  ========      ========  ========


Average shares outstanding. . . . .    13,227    13,639        13,181    13,672
                                     ========  ========      ========  ========


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              (In thousands)

                                                      September 30, December 31,
                                                           1995          1994
                                                      ------------- ------------
                                                       (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . $  3,803    $  3,036
  Accounts receivable, less reserves of $1,235 and
  $990 at September 30, 1995 and December 31, 1994,
  respectively . . . . . . . . . . . . . . . . . . . . .   66,897      59,892
  Inventories  . . . . . . . . . . . . . . . . . . . . .   46,553      43,713
  Deferred income taxes. . . . . . . . . . . . . . . . .    3,783       6,071
  Prepaid expenses and other current assets  . . . . . .    4,631       5,887
                                                         --------    --------
     Total current assets  . . . . . . . . . . . . . . .  125,667     118,599
                                                         --------    --------
Plant and equipment, at cost:
  Land, buildings and leasehold improvements . . . . . .   36,704      35,977
  Machinery and equipment  . . . . . . . . . . . . . . .  114,803     107,692
  Construction in progress . . . . . . . . . . . . . . .    3,978       2,668
                                                         --------    --------
     . . . . . . . . . . . . . . . . . . . . . . . . . .  155,485     146,337
  Less - accumulated depreciation  . . . . . . . . . . .  (86,531)    (81,587)
                                                         --------    --------
     . . . . . . . . . . . . . . . . . . . . . . . . . .   68,954      64,750
                                                         --------    --------
Intangible assets, net of amortization of $2,377 and
  $1,496 at September 30, 1995 and December 31, 1994,
  respectively . . . . . . . . . . . . . . . . . . . . .   38,221      39,452
Other assets . . . . . . . . . . . . . . . . . . . . . .    4,159       6,384
                                                         --------    --------
     . . . . . . . . . . . . . . . . . . . . . . . . . . $237,001    $229,185
                                                         ========    ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . $    ---    $  2,000
  Current portion of long-term debt  . . . . . . . . . .    8,736       5,878
  Accounts payable . . . . . . . . . . . . . . . . . . .   37,800      30,624
  Accrued liabilities  . . . . . . . . . . . . . . . . .   30,395      30,596
                                                         --------    --------
     Total current liabilities . . . . . . . . . . . . .   76,931      69,098
                                                         --------    --------
Bank debt. . . . . . . . . . . . . . . . . . . . . . . .   73,051      59,253
Other long-term debt . . . . . . . . . . . . . . . . . .    3,285      17,642
                                                         --------    --------
     Total long-term debt. . . . . . . . . . . . . . . .   76,336      76,895
                                                         --------    --------
Accrued postretirement benefits  . . . . . . . . . . . .    8,513       8,943
                                                         --------    --------
Deferred income taxes. . . . . . . . . . . . . . . . . .    1,209       1,033
                                                         --------    --------
     Total liabilities . . . . . . . . . . . . . . . . .  162,989     155,969
                                                         --------    --------
Shareholders' equity:
  Preferred stock, par value $1.00, authorized 2,000
     shares, none issued; Junior participating preferred
     stock, series A, no par value, authorized 200
     shares, none issued . . . . . . . . . . . . . . . .      ---         ---
  Common stock, par value $1.00, authorized 20,000
     shares, issued 13,239 shares at September 30, 1995
     and 13,100 at December 31, 1994, respectively . . .   13,239      13,100
  Additional paid-in capital . . . . . . . . . . . . . .   26,207      25,300
  Retained earnings  . . . . . . . . . . . . . . . . . .   36,135      36,672
  Cumulative translation adjustment. . . . . . . . . . .   (1,526)     (1,813)
  Minimum pension liability. . . . . . . . . . . . . . .      (43)        (43)
                                                         --------    --------
     Total shareholders' equity  . . . . . . . . . . . .   74,012      73,216
                                                         --------    --------
                                                         $237,001    $229,185
                                                         ========    ========


              The Notes to Consolidated Financial Statements should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                       ------------------
                                                         1995       1994
                                                       --------  --------
                                                          (Unaudited)
                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . .   $  4,355   $  8,966
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Extraordinary item, net. . . . . . . . . . . . .      1,861        ---
  Merger expenses. . . . . . . . . . . . . . . . .      4,510        ---
  Depreciation and amortization  . . . . . . . . .      8,789      8,532
  Deferred income taxes, net . . . . . . . . . . .      2,806      1,721
  Provision for losses on accounts receivable  . .        994        106
  (Gain) loss on sale of assets. . . . . . . . . .        (29)        15
  Other, net . . . . . . . . . . . . . . . . . . .        (61)      (967)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . .     (7,142)    (7,820)
     Inventories . . . . . . . . . . . . . . . . .     (2,725)     2,983
     Prepaid expenses and other current assets . .      1,177     (1,644)
     Accounts payable. . . . . . . . . . . . . . .      7,061      7,695
     Accrued expenses. . . . . . . . . . . . . . .       (175)    (2,731)
                                                      --------   --------
Net cash provided by operating activities  . . . .     21,421     16,856
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . .    (11,856)    (9,604)
  Proceeds from the sale of assets . . . . . . . .         89        185
                                                      --------   --------
Net cash used by investing activities  . . . . . .    (11,767)    (9,419)
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in revolver . . . . . . . . . . . . . . .        323    (16,964)
  Proceeds from issuance of long-term debt . . . .     24,873        676
  Repayments of long-term debt . . . . . . . . . .    (25,539)    (6,210)
  Dividends  . . . . . . . . . . . . . . . . . . .     (3,829)    (2,723)
  Stock options exercised  . . . . . . . . . . . .        917        647
  Payments for merger and related expenses . . . .     (5,675)       ---
  Restricted cash. . . . . . . . . . . . . . . . .        ---      1,800
  Other. . . . . . . . . . . . . . . . . . . . . .       (103)       ---
                                                      --------   --------
Net cash used by financing activities  . . . . . .     (9,033)   (22,774)
                                                      --------   --------
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . .        146         35
                                                      --------   --------
Net increase(decrease) in cash and cash equivalents       767    (15,302)
Cash and cash equivalents at beginning of period .      3,036     18,994
                                                      --------   --------
Cash and cash equivalents at end of period . . . .   $  3,803   $  3,692
                                                      ========   ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .   $  5,132   $  5,438
                                                      ========   ========
  Income taxes, net of refunds . . . . . . . . . .   $  1,807   $  2,219
                                                      ========   ========


              The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                       KUHLMAN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   For The Nine Months Ended September 30, 1995
                                   (Unaudited)
                                  (In thousands)


                                  Additional         Cumulative Minimum
                           Common   Paid-in Retained Translation Pension
                            Stock   Capital Earnings Adjustment Liability Total


Balances at
  December 31, 1994. . . . $13,100  $25,300  $36,672  $(1,813)  $  (43) $73,216

Net income . . . . . . . .     ---      ---    4,355      ---      ---    4,355

Foreign currency
  translation adjustment .     ---      ---      ---      287      ---      287

Cash dividends declared
  ($0.45 per share) (1). .     ---      ---   (4,892)     ---      ---   (4,892)

Issuance of stock. . . . .      16      176      ---      ---      ---      192

Stock options exercised. .     123      794      ---      ---      ---      917

Other. . . . . . . . . . .     ---      (63)     ---      ---      ---      (63)

Balances at
  September 30, 1995       $13,239  $26,207  $36,135  $(1,526)  $  (43) $74,012


(1) Dividends per share prior to May 31, 1995 have not been restated to reflect the Schwitzer merger.


                  The Notes To Consolidated Financial Statements
               should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                      ------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three and Nine Months Ended September 30, 1995
                                (Unaudited)

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

   The consolidated balance sheet at September 30, 1995 and the related consolidated statements of income, cash flows and shareholders' equity for the periods ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1995 and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1994, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and notes thereto contained in the Company's current report on Form 8-K dated July 21, 1995 and the consolidated financial statements and notes thereto contained in the Company's and Schwitzer's Annual Reports on Form 10-K for the years ended December 31, 1994 and January 1, 1995, respectively.

   The results of operations for the nine months ended September
30, 1995 are not necessarily indicative of the results to be expected for the full year 1995.

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

   In accordance with the pooling of interests method of accounting, the Company's financial statements have been restated for all periods presented to include the results of Schwitzer. Operating results for the Company and Schwitzer for three and nine months ended September 30, 1994, prior to the combination, are presented in the table below, in thousands.

                     Three months ended     Nine months ended
                        September 30,         September 30,
                            1994                  1994
                     ------------------     ------------------
The Company
   Net sales             $ 64,133               $183,539
   Net income               1,286                  2,718
--------------------------------------------------------------

Schwitzer
   Net sales             $ 38,059               $113,494
   Net income               2,233                  6,248
--------------------------------------------------------------

Combined
   Net sales             $102,192               $297,033
   Net income               3,519                  8,966


3. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three and nine months ended September 30, 1995 and 1994 have been computed based on the average number of shares of common stock and common stock equivalents, if any, outstanding throughout the period. The weighted shares outstanding for the three months and nine months ended September 30, 1994 included 612,000 and 688,000 shares, respectively, resulting from the dilutive effects of common stock equivalents. There was no dilutive effect of common stock equivalents in 1995.

   A cash dividend of $0.15 per share was declared during each of the first three quarters of 1995 and 1994. Dividends per share prior to May 31, 1995 have not been restated to reflect the Schwitzer merger.

4. Inventories


   Inventories consisted of the following, in thousands:
                             September 30,  December 31,
                                 1995           1994
                              ----------     ----------
                              (unaudited)
          FIFO cost:
            Raw materials     $  20,573      $  17,333
            Work-in-process       7,180          8,262
            Finished goods       21,870         21,677
                              ----------     ----------
                 Total           49,623         47,272
          Excess of FIFO
            over LIFO cost       (3,070)        (3,559)
                              ----------     ----------

          Net inventories     $   46,553     $   43,713
                              ==========     ==========



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

On May 31, 1995, a wholly-owned subsidiary of Kuhlman Corporation (the "Company") merged with and into Schwitzer, Inc. ("Schwitzer") whereby Schwitzer became a wholly-owned subsidiary of the Company. In the transaction, each outstanding share of common stock of Schwitzer was converted into 0.9615 share of the Company's common stock, resulting in the Company issuing approximately 6,980,000 shares of stock. The merger was accounted for as a pooling of interests, with prior-period financial results restated to reflect the merger. In connection with the merger, Kuhlman and Schwitzer incurred one-time transaction costs which totaled approximately $5,600,000 (net of tax) and included costs associated with the early extinguishment of debt ("Merger Expenses"). The Merger Expenses were recorded in the Company's financial statements in the second quarter of 1995.

Upon completion of the merger with Schwitzer, the Company's business units were realigned in recognition of the distinct markets and customers it services into two product segments:
Electrical and Industrial. The Electrical Products segment manufactures and sells primarily electrical equipment and wire and cable products while the Industrial Products segment manufactures and sells primarily non-automotive engine components.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated approximately $21,421,000 in cash flow from operations in the first three quarters of 1995 compared to $16,856,000 for the same period in 1994, an increase of $4,565,000 (27%). Cash flow from operations improved in 1995 over the 1994 period due to higher net income before Merger Expenses and the negative impact of payments made in 1994 for certain restructuring activities, partially offset by greater working capital needs for inventories in 1995. Working capital (net of cash) was $44,933,000 and $46,465,000 at September 30, 1995 and December 31, 1994, respectively. When compared to September 30, 1994, working capital (net of cash) increased by $3,677,000 (9%), primarily due to greater investments in accounts receivable and inventory. Cash and cash equivalents were $3,803,000 at September 30, 1995 compared to $3,036,000 at
December 31, 1994. Accounts receivable, net increased $7,005,000 (12%) to $66,897,000 at September 30, 1995 from the end of 1994 because of the Company's record sales volume in 1995. Similarly, inventory levels increased $2,840,000 (7%) to $46,553,000 at September 30, 1995 from the end of 1994 primarily because of higher anticipated sales activity in the Electrical Segment for power transformers and certain cable products. Prepaid expenses and other current assets and deferred income taxes declined $3,544,000 (30%) to $8,414,000 at September 30, 1995 from the end of 1994 primarily due to the receipt of cash on a covenant not to compete, an income tax refund and changes in deferred income tax assets.

Accounts payable and accrued expenses increased $6,975,000 (11%)
to $68,195,000 at September 30, 1995 from December 31, 1994 primarily due to higher accounts payable to vendors caused by the greater levels of inventories noted above. Total debt outstanding was $85,072,000 at September 30, 1995, up $299,000 from December 31,
1994. The Company's cash flow from operations for the first nine months of 1995 was used primarily to fund capital expenditures, dividends and the Merger Expenses, which left the debt levels virtually unchanged since the end of 1994. In addition, subsequent to the merger, the Company repaid substantially all of the domestic debt of Schwitzer with proceeds borrowed under the Company's current bank loan facility which was increased by $22,000,000 to accommodate the repayment and to pay the associated Merger
Expenses. The Company refinanced the domestic debt of Schwitzer in order to lower its overall interest rate on borrowed funds.
The cost associated with the early retirement of Schwitzer's domestic debt was recognized as an extraordinary item on the Company's Statement of Income.

Capital Expenditures for the first nine months of 1995 were $11,856,000, up $2,252,000 from the same period in the prior year. In the Industrial Products segment, the Company increased its expenditures for additions to machinery and equipment to upgrade product quality, enhance output capacity and add tooling for application of certain products to specific customer orders, particularly turbochargers. Also, expenditures made in the Electrical Products segment were primarily for normal additions and for final installation of certain jacketing and extrusion lines to enhance the Company's wire and cable manufacturing capabilities.

As noted above, the Company recorded a one-time charge in the second quarter of 1995 for the Merger Expenses, which amounted to $5,600,000 (net of tax) for various legal, accounting and other professional services utilized to complete the merger and the cost associated with the early extinguishment of debt.

Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance future capital expenditures as previously planned and to service all existing debt requirements.

RESULTS OF OPERATIONS

The following table summarizes net sales and operating profit by segment, in thousands:


                       Three Months Ended          Nine Months Ended
                         September 30,               September 30,
                       ------------------        ---------------------
                        1995        1994           1995         1994
                       ------      ------        -------       -------
                          (unaudited)                  (unaudited)
 Net sales:
  Electrical         $ 63,898     $ 62,387       $178,902     $177,829
  Industrial           44,663       39,805        139,399      119,204
                     --------     --------       --------     --------
                     $108,561     $102,192       $318,301     $297,033
                     ========     ========       ========     ========

Income before taxes and extraordinary item:
  Electrical         $  3,601     $  3,385       $  9,310     $  8,341
  Industrial            4,998        4,411         15,060       13,218
  Corporate            (1,175)      (1,006)        (3,003)      (2,899)
                     --------     --------       --------     --------
                        7,424        6,790         21,367       18,660
  Interest
    expense, net       (1,677)      (1,599)        (5,360)      (5,105)
  Merger expenses         ---          ---         (4,510)         ---
  Unallocated               6          314            630          939
                     --------     --------       --------     --------
                     $  5,753     $  5,505       $ 12,127     $ 14,494
                     ========     ========       ========     ========


Three Months Ended September 30, 1995 and 1994

The Company posted record net sales and operating profit in the third quarter of 1995. Net sales and operating profit increased approximately 6% and 15%, respectively, in the third quarter of 1995 when compared to the same period in 1994. The increases were attributable to positive gains reported in each of the Company's two product segments.

Net sales were $108,561,000 in the third quarter of 1995 compared to $102,192,000 reported for the same period in 1994, an increase of $6,369,000 (6%). The increase in net sales occurred primarily in the Industrial Segment, as worldwide demand for turbochargers and certain other products remained strong throughout the period. Net sales for the Electrical Products Segment increased modestly in the third quarter of 1995 compared to the same period in 1994 primarily because higher sales volume along most key product lines was partially offset by lower unit sales of distribution transformers. Unit sales of distribution transformers were lower as a consequence of certain downsizing actions initiated in the fourth quarter of 1994 to reduce operating costs and to improve the Company's competitiveness in markets for those products. In addition to the sales gains noted above, bookings for new orders in both the Electrical and Industrial Products Segments continued to show positive momentum. Overall, the Company's backlog was $108,167,000 at September 30, 1995, up $7,342,000 (7%) from June
30, 1995, primarily due to increased orders for booster cables.

Operating profit for the third quarter of 1995 was $7,911,000 compared to $6,870,000 reported for the same period in 1994, an increase of $1,041,000 (15%). Operating profit margins advanced to 7.3% of net sales in the third quarter of 1995, the Company's highest in the last 13 quarters, because of improved operating performance for electrical transformers and certain industrial products. In the Electrical Products Segment, margins on certain transformer products improved in the third quarter of 1995 because of benefits realized from profit improvement programs implemented in 1994. The positive impact of those benefits was partially offset by lower margins earned on certain wire and cable products due to the continued softness in certain sectors of the U.S. economy, particularly for retail sales and new construction. Operating margins within the Industrial Products Segment improved due to lower unit production costs and slight reductions in raw material costs. Overall, operating expenses as a percentage of sales remained relatively flat at 13.0% and 12.9% for the third quarters of 1995 and 1994, respectively. Operating expenses increased $1,014,000 in the third quarter of 1995 to $14,150,000 when compared to the same period in 1994 primarily due to the record sales volume in the current quarter.

Interest expense, net in the third quarter of 1995 was $1,677,000 compared to $1,599,000 for the same period in 1994. The increase in interest expense, net was due primarily to higher debt levels caused by greater working capital needs. Other, net in the third quarter of 1995 was a net expense of $481,000 compared to income of $234,000 for the same period in 1994. Other, net, was benefitted in the third quarter of 1994 by certain miscellaneous income including payment on the covenant not to compete which was not present in the same quarter in 1995. The covenant not to compete, which paid the Company approximately $1,250,000 per year, expired in the second quarter of 1995.

Net income for the third quarter of 1995 was $3,393,000 ($0.26 per share) compared to $3,519,000 ($0.26 per share) for the same period in 1994. Net income for last year's third quarter was benefitted by $450,000 or $0.03 per share principally from the covenant not to compete and other miscellaneous income noted above which were not present in the 1995 period. Excluding this non-operating income, net income increased 11% in the third quarter of 1995 over the same period in 1994.


Nine Months Ended September 30, 1995 and 1994

Net sales, operating profit and net income excluding the Merger Expenses ("Operating Net Income") were higher for the first nine months of 1995 compared to the similar period in 1994 primarily because of the positive operating momentum in both the Electrical and Industrial Products segments.

Net sales for the first three quarters of 1995 were $318,301,000 compared to $297,033,000 for the same period in 1994, an increase of $21,268,000 (7%). The increase was due primarily to the record sales volume recorded in the Industrial Products segment, which experienced strong worldwide demand across many of its primary product lines. Net sales for the first nine months of 1995 for the Electrical Products segment were up slightly when compared to the same period in 1994 because higher sales of certain wire and cable products were mostly offset by lower sales of distribution transformers due to the impact of the downsizing programs implemented in late
1994.

Operating profit for the first nine months of 1995 was $21,102,000 compared to $19,495,000 reported for the same period in 1994, an increase of $1,607,000 (8%). The increase in operating profit was due substantially to the higher sales volume in the Industrial Products segment, offset somewhat by lower operating profits earned on sales of certain wire and cable products. Operating profit for wire and cable products declined mainly because of lower sales of booster cables in the first quarter of 1995 caused by the mild winter and lower gross margins earned on various product lines due to the softness in the U.S. economy, particularly for retail sales and new construction, and the impact of higher copper costs. Consolidated operating profit margin, as a percentage of sales, for the first three quarters of 1995 and 1994 were essentially the same at 6.6%. Operating profit margin as a percentage of sales remained constant in the first nine months of 1995 because the lower gross profit margins noted above were partially offset by a lower percentage of operating expenses. Operating expenses for the first nine months of 1995 were $41,063,000 or 12.9% of net sales compared to $39,291,000 or 13.2% of net sales for the same period in 1994. The increased operating expenses were due to the higher sales noted above, partially offset by the benefits derived from cost containment programs throughout the Company.

Interest expense, net for the first nine months of 1995 was $5,360,000 compared to $5,105,000 for the same period in 1994.
The increase in interest expense, net was due primarily to higher interest rates throughout the period and to a lesser extent higher debt levels caused by greater working capital needs.
Other, net in the first nine months of 1995, was income of $895,000 compared to $104,000 for the same period in 1994. Other, net, was benefitted in the second quarter of 1995 by approximately $850,000 for the settlement of certain liabilities partially offset by the expiration of the covenant not to compete as noted above.

Operating Net Income for the first nine months of 1995 was $9,955,000 ($0.76 per share) compared to $8,966,000 ($0.66 per share) for the same period in 1994, an increase of $989,000 or 11%. The increase in Operating Net Income was due to the factors noted above. Net income for the three quarters of 1995 was $4,355,000 ($0.33 per share), which was impacted by the recognition of the Merger Expenses of $5,600,000, net of tax ($0.43 per share).

OUTLOOK FOR 1995

Management believes that the results of the third quarter support its view that the Company is positioned to grow and prosper in the future.

PART II.  OTHER INFORMATION






ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits


  27.0    Financial Data Schedule for the nine month period ended
          September 30, 1995.

(b)  Reports on Form 8-K

During the period covered by this report, Registrant has filed the following reports on Form 8-K.

     Form 8-K dated July 21, 1995 reporting supplemental consolidated financial statements under Item 7.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         -----------------------------------
                                 Kuhlman Corporation
                                    (Registrant)




                           /s/  Robert S. Jepson, Jr.
                         -----------------------------------
                         Robert S. Jepson, Jr.
                         Chairman and Chief Executive Officer



                           /s/  Vernon J. Nagel
                         -----------------------------------
                         Vernon J. Nagel
                         Executive Vice President of Finance and
                           Chief Financial Officer




Date:     November 13, 1995
      -----------------------------