Form 10-K
period 1995-12-31
KUHLMAN CORP
filed 1996-03-27
CIK 56955

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  --------------------------------------------

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, OR

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

               3 SKIDAWAY VILLAGE SQUARE, SAVANNAH, GEORGIA 31411
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (912) 598-7809
          Securities Registered Pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
-----------------------------------  -----------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 1, 1996, 13,194,151 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price on the New York Stock Exchange) of the Registrant held by non-affiliates (including three executive officers) was approximately $194,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into this Form 10-K:

Part II: Items 5-8 - Annual Report to Shareholders of the Registrant for the year ended December 31, 1995.

Part III: Items 10-12 - Definitive Proxy Statement of the Registrant in connection with the 1996 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------

                                    PART 1.

ITEM 1.  BUSINESS

GENERAL

    Kuhlman Corporation (the "Registrant" or "Company"), a Delaware corporation whose predecessor company was founded in 1894, is a holding company that owns and manages a group of operating companies. These companies are Kuhlman Electric Corporation ("Kuhlman Electric"), Coleman Cable Systems, Inc. ("Coleman"),
Schwitzer, Inc. ("Schwitzer"), and Emtec Products Corporation ("Emtec"), and they are organized into two business segments, Electrical Products and Industrial Products. In the Electrical Products Segment, the Company designs, manufactures and markets electrical utility and industrial type transformers for various markets and industries involved in electrical distribution systems; and manufactures and markets electronic and electrical wire and cable products for numerous commercial, industrial and consumer uses. In the Industrial Products Segment, the Company designs, manufactures and markets turbochargers, engine cooling fans, fan drives and crankshaft vibration dampers used in diesel and gasoline engines for truck, agricultural, construction and other industrial applications; and spring products and metal stampings used by other manufacturers in their products or production process. The executive office of the Company is located at 3 Skidaway Village Square, Savannah, Georgia 31411. The telephone number is (912) 598-7809.

MERGER

    On May 31, 1995, a wholly-owned subsidiary of the Company merged with and into Schwitzer. In the transaction, shares of Schwitzer common stock were converted into shares of the Company's common stock using an exchange ratio of
0.9615 share of the Company's common stock for each share of Schwitzer's common stock. The merger was accounted for under the pooling of interests method of accounting.

RECENT DEVELOPMENT

    On February 16, 1996, the Company, through a wholly-owned subsidiary, completed a tender offer for the outstanding shares of Communication Cable, Inc. ("CCI"), a North Carolina corporation traded on NASDAQ. Pursuant to the Company's offer to purchase shares of CCI for $14.00 per share, shareholders of CCI tendered 2,291,800 shares through that date. Kuhlman previously owned 315,703 shares of CCI. As of February 21, 1996, Kuhlman owned 2,607,503 shares or 82.2% of all CCI shares outstanding for an aggregate total cost of approximately $35,873,000. Kuhlman expects to purchase the remaining CCI shares outstanding as soon as practicable. The acquisition of CCI shares was funded primarily through an increase in the Company's bank credit facility.

    CCI engineers, designs and manufactures a wide variety of low voltage electronic wire and cable products which are marketed to original equipment manufacturers ("OEMs") and, through distributors, to a variety of end users, principally in the United States. CCI's products include coaxial, multi-conductor and "category" cables which are used for data, voice and video communications by the computer and data processing industries, medical and industrial electronics users, the U.S. Government and associated agencies, and for satellite and other telecommunication applications. Sales and net income for its fiscal year ended October 31, 1995 were $56,256,000 and $2,118,000, respectively.

BUSINESS SEGMENTS

    The Company is organized into two business segments: Electrical Products and Industrial Products. The following discussion addresses the products, markets and organization of the Company's two business segments. For financial information relating to the Company's business segments and domestic and international operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 23 and Note 14 of Notes to Consolidated Financial Statements on page 38 of the Registrant's Annual
Report to Shareholders for the year ended December 31, 1995 which is incorporated herein by reference.

ELECTRICAL PRODUCTS SEGMENT

    The Electrical Products Segment is comprised of Kuhlman Electric and Coleman. Demand and profitability for the segment are generally affected by the level of domestic economic activity in the consumer, commercial and industrial markets served. Housing starts, commercial and industrial construction, maintenance and upgrading of established electrical systems, and electrical usage are key indicators of demand for the segment's various electrical products.

KUHLMAN ELECTRIC

    Kuhlman Electric and its wholly-owned subsidiary, Associated Engineering Company, manufacture and market electrical utility and industrial-type transformers used in electrical distribution systems serving residences and commercial and industrial buildings. These transformers range from small instrument transformers used in the metering and switching of electricity and pole-mounted, surface-mounted, or underground transformers serving from one to eight residences, up to medium-size power transformers which are used in utility substations or commercial-type electrical power centers serving shopping centers, apartment complexes, factories and other users of electric power.
Generally, Kuhlman Electric's products are designed and built to the requirements specified by the customer and agreed to at the time the order is placed. Executive and administrative functions for Kuhlman Electric are performed at its facility in Versailles, Kentucky.

    The principal market for Kuhlman Electric's transformer products is electric utility companies throughout the United States. A significant portion of the distribution, power, and instrument transformers manufactured by Kuhlman Electric in 1995 were marketed directly through thirteen sales professionals and sales engineers. The balance was sold through nineteen independent commissioned sales organizations, which employ approximately 60 salesmen and sales engineers.

COLEMAN

    Coleman was acquired by the Company on December 15, 1993. Coleman manufactures and distributes a wide range of products, including portable wiring systems for the construction industry and OEM applications; wire for security, heating, ventilating and air conditioning ("HVAC"), irrigation and sound systems; and extension cords, trouble lights, booster cables and other products for consumer, commercial and industrial markets. Coleman's products are sold directly through twelve employee salespersons and a number of manufacturers' representatives employing over 700 salespersons to electrical, commercial contractor and security distributors, mass merchandisers and specialty retailers, and various industrial and OEM users on a nationwide basis. Executive and administrative functions for Coleman are conducted at its principal office located in North Chicago, Illinois.

    Coleman is organized into the following three business units which have been set up primarily along basic product or distribution lines:

    COLEMAN CABLE AND WIRE COMPANY. Coleman Cable and Wire Company provides a line of flexible cords, power cables, control cables, robotics cables, diesel locomotive cables and specialty cables used in the distribution of portable power for construction, industrial and OEM applications. Coleman's cable and wire products are sold to electrical distributors, wire and cable distributors, OEMs and government agencies through its employee sales force and independent representatives.

    CORD PRODUCTS DIVISION. Coleman's Cord Products Division manufactures and distributes a line of cord sets, trouble lights, cube taps, battery booster cables, power supply cords, temporary outdoor lighting and ground fault interrupters for consumer, contractor and OEM applications. Its products are used for both home and commercial electrical needs and are sold through mass merchandisers, hardware wholesalers, automotive retailers, warehouse clubs, home centers, hardware chains, contractor/industrial supply houses and electrical distributors. Also, Coleman believes that its Cord Products Division is one of the leading providers of extension cords and battery booster cables to the contractor supply market and nationally recognized retailers, respectively.

    ELECTRONIC WIRE AND CABLE DIVISION. Coleman's Electronic Wire and Cable Division manufactures electronic wire and cable, shielded and unshielded low voltage control cables, fire alarm cables, plenum cables, closed circuit television wire and cables, and speaker cable for a multitude of applications used by burglar alarm, fire alarm and sound system installers, electrical contractors, energy management specialists and OEMs. The primary market for "Signal" trade name products is the security industry where the Company believes that it is one of the largest manufacturers and suppliers of security cables in the United States. Signal products are sold to security and equipment distributors, sound contractors, wire and cable distributors, electronic parts distributors, electrical distributors and OEMs through its employee sales force and to a lesser extent independent sales representatives.

    In addition, the Electronic Wire and Cable Division manufactures cables for energy management, irrigation and sprinkler systems which are marketed under its "Baron" trade name. Baron products include thermostat cables, irrigation control cables, underground feeder cables, submersible pump cables, instrumentation cables and machine tool wire. These products are used in a variety of applications by HVAC installers, energy management installers, golf course sprinkler installers, irrigation system installers, OEMs, machine tool manufacturers and electrical contractors.

INDUSTRIAL SEGMENT

    The Industrial Products Segment is comprised of Schwitzer and Emtec. Demand and profitability in this segment are affected by economic conditions in industrialized and developing regions of the world. Capital expenditures for medium- and heavy-duty trucks, construction and agricultural equipment and other industrial transportation equipment are indirect indicators of demand for the segment's products.

SCHWITZER

    Schwitzer designs, manufactures and markets technically advanced engine components, including turbochargers, fan drives, cooling fans and crankshaft vibration dampers, for enhancing the efficiency of non-passenger car diesel and gasoline engines. These components improve engine performance in terms of horsepower output, fuel efficiency, emissions and durability and are custom designed to meet the specific engine applications of each customer. Engines incorporating the Company's products are used in light-, medium- and heavy-duty trucks, and in agricultural and construction equipment and other industrial applications. Sales of turbochargers accounted for 26 percent, 25 percent, and 34 percent of the consolidated net sales of Kuhlman during 1995, 1994 and 1993, respectively. Schwitzer believes that it is one of the world's leading independent suppliers of turbochargers to the non-passenger car market.

    Schwitzer's primary customers are the world's leading engine builders, located primarily in North America, Western Europe, South America and Japan. Schwitzer sells its products to OEMs and aftermarket customers through its internal sales force and through approximately 200 independent distributors to customers in more than 60 countries throughout the world. Schwitzer's executive office is located in Indianapolis, Indiana and its manufacturing locations include operations in the United States, England and Brazil.

EMTEC

    Emtec manufactures and markets a variety of coiled and flat springs, spring assemblies and stampings used in automobiles, business machines and appliances, spring sub-assemblies used in automobile transmissions and brake systems and a spring sub-assembly used in cellular phones. Emtec also manufactures and distributes marine hardware. Most of these products are custom-designed to customer's requirements. The principal market for Emtec's springs, spring assembly products and stampings is the automotive industry. These products are sold through two employee salesmen and eleven independent commissioned sales organizations. The market area is predominately the midwest United States, although many of these products are utilized nationally and in Canada. Emtec's principal office is located in Coldwater, Michigan.

COMPETITION

    The Company experiences substantial competition in each of its business segments. The Company has numerous competitors, some of which have substantially greater financial and technical resources than the Company and include some of the world's largest business enterprises. The Company believes that it competes primarily on the basis of product quality, product innovation, service and price.

CUSTOMERS; SEASONALITY

    During 1995, 1994 and 1993, various purchasing units of Caterpillar, Inc. accounted for 10%, 11% and 15%, respectively, of the consolidated net sales of Kuhlman. The Company's net sales are not seasonal to any significant extent; however, net sales are generally related to economic activity.

RAW MATERIALS AND SUPPLIES

    The principal raw materials required by the Electrical Products Segment are steel, copper, aluminum, various insulating materials and polymers. Copper, which is the Electrical Products Segment's single largest raw material, is generally purchased in either extruded or rod form from a number of major domestic producers. Pricing is typically based upon announced prices of the New York Commodity Exchange, Inc. ("COMEX") for high grade copper, plus a negotiated premium. The principal raw materials used in the Industrial Products Segment are nickel, aluminum, cast iron and steel. Although castings used in the manufacture of specialized turbines for turbochargers are available from only a few suppliers worldwide, the Company has experienced no difficulties in obtaining adequate supplies to meet its manufacturing needs.

    Raw materials purchased by the Company are generally available from numerous independent sources at competitive prices, and are obtained principally from domestic suppliers. Management anticipates no significant difficulty in filling its raw material requirements. However, it is possible that because of the Company's increasing focus on "lean manufacturing", which incorporates "just-in-time" supplier-customer delivery methods with fewer suppliers, the risk of difficulties in obtaining raw materials may increase from time to time.

PATENTS, TRADEMARKS AND LICENSES

    The Company owns and/or licenses a number of patents and patent applications, and registered and unregistered trademarks which are valuable to its business. Such patents, licenses and trademarks are not considered material to the business of the Company as a whole.

BACKLOG

    An order is included as part of the Company's backlog once a firm delivery date has been received from the customer. The Company does not include in its backlog orders which do not have a firm delivery date.

    The following table sets forth backlog orders which the Company believes to be firm as of the dates indicated although orders generally may be cancelled by customers without penalty:

                                                                                     AT DECEMBER 31
                                                                                 ----------------------
                                                                                    1995        1994
                                                                                 -----------  ---------
                                                                                     (IN THOUSANDS)
Electrical Products Segment....................................................  $    40,891  $  27,151
Industrial Products Segment....................................................       60,409     60,300
                                                                                 -----------  ---------
                                                                                 $   101,300  $  87,451
                                                                                 -----------  ---------
                                                                                 -----------  ---------

    At December 31, 1995, substantially all of the Company's backlog orders were expected to be completed by December 31, 1996.

ENGINEERING AND PRODUCT DEVELOPMENT

    Kuhlman Corporation is continually seeking to improve existing products and apply and enhance technologies for new products. Engineering expenses include activities associated with product development, the application of products to specific customer needs, and ongoing efforts to refine and enhance existing products. These costs are expensed as incurred and totaled approximately $6,745,000, $7,574,000 and $6,632,000 in 1995, 1994 and 1993, respectively.

ENVIRONMENTAL

    In 1994, the Company recorded a charge of $1,400,000 for voluntary environmental remediation activities at Schwitzer's Rolla, Missouri facility which was closed in 1992. During 1995, the Company completed the environmental remediation program and sold the Rolla, Missouri facility in the second quarter.

    To the best of the Company's knowledge, it is in substantial compliance with all federal, state and local environmental protection provisions, and believes these provisions should not materially affect capital expenditures, earnings or the Company's competitive position. However, legal and regulatory requirements in those areas have been increasing, and there can be no assurance that significant costs and liabilities will not be incurred for currently unknown or future exposures or new regulatory developments.

EMPLOYEES

    As of December 31, 1995 and 1994, the Company employed 2,284 and 2,375 persons, respectively, approximately 969 of whom are currently subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

    As of December 31, 1995, the Company operated thirteen manufacturing plants, including two foreign plants. The eleven domestic plants are located in the states of California, Georgia, Illinois, Kentucky, Michigan, Mississippi, North Carolina and Ohio. Of these manufacturing plants, five are owned and six are leased. The Company's Industrial Products Segment operates two foreign manufacturing plants, both of which are owned, located in England and Brazil. A subsidiary in the Industrial Products Segment also operates a research and development facility in Indianapolis, Indiana. The plant and equipment of certain subsidiaries are encumbered by the security interest granted in connection with the issuance of certain long-term debt obligations. Substantially all of the remaining plant and equipment is encumbered by the interest granted to participating commercial banks under the Company's Credit Agreement, dated December 15, 1993, as subsequently amended. In the opinion of the Company, its properties have been well maintained and are in proper condition necessary to operate at present levels. A summary of floor space of the principal facilities by business segment at December 31, 1995 is as follows:

                         MANUFACTURING              OFFICE
                             (1)(2)                  (1)                WAREHOUSING
                      --------------------   --------------------   --------------------
                       OWNED      LEASED      OWNED      LEASED      OWNED      LEASED      TOTAL
                      --------   ---------   --------   ---------   --------   ---------   --------
                                              (IN THOUSANDS OF SQUARE FEET)
Electrical..........     399         423         --          56         15         220      1,113
Industrial..........     405         135         85          17          5           6        653
Corporate...........      --          --         16          --         --          --         16
                                                             --
                         ---         ---        ---                    ---         ---     --------
                         804         558        101          73         20         226      1,782
                                                             --
                                                             --
                         ---         ---        ---                    ---         ---     --------
                         ---         ---        ---                    ---         ---     --------

------------------------

(1) Includes 64,000 and 63,000 square foot plants in England and Brazil, respectively.

(2) Excludes a 110,000 square foot plant in North Carolina and a 25,000 square foot plant in Michigan which are not currently being utilized.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, from time to time, is subject to legal claims and other matters relating to the conduct of its business. In the opinion of management, the ultimate disposition of such matters presently outstanding will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information concerning the executive officers of the Registrant:

                                           OFFICER OF
                                            KUHLMAN
NAME                                 AGE     SINCE                           POSITION
-----------------------------------  ---   ----------   --------------------------------------------------
Robert S. Jepson, Jr...............  53       1993      Chairman of the Board, Chief Executive Officer and
                                                         Director
Curtis G. Anderson.................  54       1994      President, Chief Operating Officer and Director
Gary G. Dillon.....................  61       1995      Chairman, President and Chief Executive Officer of
                                                         Schwitzer, Inc. and Director
Vernon J. Nagel....................  38       1993      Executive Vice President of Finance, Chief
                                                         Financial Officer and Treasurer
Richard A. Walker..................  44       1984      Executive Vice President, Chief Administrative
                                                         Officer, General Counsel and Secretary
John Zvolensky, Jr.................  54       1995      President and Chief Executive Officer of Kuhlman
                                                         Electric Corporation

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

    Mr. Anderson, who was elected President and Chief Operating Officer of the Company on April 26, 1994, and a director on September 8, 1993, founded and has been, since 1986, Chairman of Anderson Capital Corporation, a private investment company. Prior thereto, he spent 19 years in corporate and investment banking, including 14 years with Citibank and five years with The First National Bank of Chicago where he served as Executive Vice President, Head of Financial Products Department.

    Mr. Dillon has served as Director since June 1, 1995. Mr. Dillon has served as Chairman, President and Chief Executive Officer of Schwitzer, Inc. since June, 1991, and served as President and Chief Executive Officer since April 1989. Prior thereto, he served as President and Chief Executive Officer of Household Manufacturing, Inc.

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

    Mr. Zvolensky has served as President and Chief Executive Officer of Kuhlman Electric since July 31, 1995. From July 1994 until joining Kuhlman Electric he was General Manager and Chief Operating Officer of the Greater Cleveland Growth Association. From January 1992 to September 1993 he served as President of WCI Cabinet Group (a manufacturer of kitchen and bath cabinets), a division of White Consolidated Industries. From 1987 to 1991, he was President and Chief Executive Officer of Emerson Quiet Kool, a manufacturer of room air conditioners.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Information with respect to the principal market for the Registrant's common stock, the high and low sales prices of such common stock and dividends paid with respect thereto, and the approximate number of holders of record of such common stock is incorporated herein by reference to the information contained under the caption "Common Stock Price Ranges" on page 42 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

    Information with respect to selected financial data for the Registrant is incorporated herein by reference to information set forth under the caption "Five-Year Selected Financial Data" on page 18 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 23 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information contained under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Report of Independent Public Accountants" and "Notes to Consolidated Financial Statements" on pages 24 through 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors of the Registrant is incorporated herein by reference to the information contained under the captions "Election of Kuhlman Directors" and "Information Regarding Kuhlman Directors, Nominees for Directors of Kuhlman and Executive Officers" of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

    Information with respect to executive officers of the Registrant is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to the information contained under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the information contained under the caption "Principal Stockholders and Beneficial Ownership of Management of Kuhlman" of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the information contained under the caption "Related Transactions" of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

         1. Financial Statements

        The following consolidated financial statements of Kuhlman Corporation and subsidiaries included in the Kuhlman Corporation 1995 Annual Report to its shareholders for the year ended December 31, 1995, are incorporated herein by reference:

             Consolidated Statements of Income for each of the three years in the period ended December 31, 1995.

             Consolidated Balance Sheets -- December 31, 1995 and 1994.

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

             Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995.

             Notes to Consolidated Financial Statements.

    The financial statement schedule listed below for each of the three years in the period ended December 31, 1995 is submitted herewith together with the report and consent of independent public accountants.

         2. Supplemental Schedule to Consolidated Financial Statements

    The information required to be submitted in Schedule II is included in the consolidated financial statements and notes and supplemental schedules thereto. Schedules other than that referred to above are omitted as not applicable or not required, or the required information is shown in the financial statements or notes thereto.

     3. Exhibits

  2.1  Agreement and Plan of Merger by and between Kuhlman
        Corporation, Spinner Acquisition Corp. and Schwitzer, Inc.
        (incorporated by reference to Exhibit 2.1 to Registration
        Statement No. 33-58133).
  2.2  Tender Offer Statement by the Registrant to Communication
        Cable, Inc. (incorporated by reference to Schedule 14D-1 filed by the Registrant on November 29, 1995).
  2.3  Stock Option Agreement by and between the Registrant,
        Kuhlman Acquisition Corp. and James R. Fore (incorporated by reference to Exhibit (c) (1) to Schedule 14D-1 filed by the Registrant on November 29, 1995).
  3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 1 to the Registrant's Form 10-Q for the quarter ended June 30, 1993).
  3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated May 31, 1995 (incorporated by reference to Exhibit 3.1 to Registration Statement No.
        33-58133).
  3.3 Certificate of the Voting Powers, Designations, Preferences, and Relative, Participating, Optional, or Other Special
        Rights, and the Qualifications, Limitations, or Other
        Restrictions thereof of the Junior Participating Preferred
        Stock, Series A of Kuhlman Corporation dated May 31, 1995.
  3.4  By-laws of Registrant (incorporated by reference to Exhibit
        3b to the Registrant's Form 10-K for the year ended
        December 31, 1993).
 10.1  1983 Incentive Stock Option Plan of the Registrant
        (incorporated by reference to Exhibit 10b to the Registrant's Form 10-K for the year ended December 31,
        1983).
 10.2  Amended 1986 Stock Option Plan of the Registrant
        (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31,
        1994).
 10.3 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10e to the Registrant's Form 10-K for the year ended December 31, 1988).
 10.4 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4 to the Registrant's Form 10-Q for the quarter ended June 30, 1993).
 10.5  Credit Agreement dated December 15, 1993 by and among the
        Registrant, NationsBank of Georgia, N.A. and The Chase
        Manhattan Bank, N.A. (incorporated by reference to Exhibit
        10b to the Registrant's Form 8-K dated December 15, 1993).
 10.6 First Amendment to Credit Agreement dated March 29, 1994 among the Registrant, NationsBank of Georgia, N.A. and The
        Chase Manhattan Bank, N.A. (incorporated by reference to
        Exhibit 10.2 to Registration Statement No. 33-58133).
 10.7 Second Amendment to Credit Agreement dated March 30, 1994 among the Registrant, NationsBank of Georgia, N.A. and The
        Chase Manhattan Bank, N.A. as Managing Agents (incorporated by reference to Exhibit 10.3 to Registration Statement No.
        33-58133).
 10.8 Third Amendment to Credit Agreement dated December 31, 1994 among the Registrant, NationsBank of Georgia, N.A. and The
        Chase Manhattan Bank, N.A. as Managing Agents (incorporated by reference to Exhibit 10.4 to Registration Statement No.
        33-58133).

 10.9 1994 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1994).
 10.10 Fourth Amendment to Credit Agreement dated June 29, 1995 among the Registrant, NationsBank of Georgia, N.A. and the Chase Manhattan Bank, N.A. as Managing Agents (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).
 10.11 1994 Stock Option Plan (Incorporated by reference to Exhibit
        10.11 to Registration Statement No. 33-58133).
 10.12 Schwitzer, Inc. Long-Term Executive Incentive Compensation
        Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-61255).
 13.0 Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1995 appearing under the captions "Five-Year Selected Financial Data," "Management's
        Discussion and Analysis of Financial Condition and Results of Operations," "Consolidated Statements of Income,"
        "Consolidated Balance Sheets," "Consolidated Statements of
        Cash Flows," "Consolidated Statements of Shareholders'
        Equity," "Report of Independent Public Accountants," "Notes to Consolidated Financial Statements" and "Common Stock
        Price Ranges."
 22.0  Subsidiaries of the Registrant.
 23.0  Consent of Independent Public Accountants.
 24.0  Power of Attorney.
 27.0  Financial Data Schedule.

------------------------
(b) No current reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Kuhlman Corporation 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996 (except with respect to the matter discussed in Note 17 to the consolidated financial statements, as to which the date is February 21, 1996). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule to consolidated financial statements listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 6, 1996 (Except with respect to the matter discussed in Note 17 to the consolidated financial statements, as to which the date is February 21, 1996.)

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                       COLUMN A                          COLUMN B     COLUMN C       COLUMN D       COLUMN E
------------------------------------------------------  -----------  -----------  ---------------  -----------

                                                        BALANCE AT                                 BALANCE AT
                                                         BEGINNING                                   END OF
                     DESCRIPTION                         OF PERIOD    ADDITIONS   WRITE-OFFS, NET    PERIOD
------------------------------------------------------  -----------  -----------  ---------------  -----------
        VALUATION AND QUALIFYING ACCOUNTS FROM
       ASSETS IN CONSOLIDATED BALANCE SHEETS --
                 DOUBTFUL ACCOUNTS --

             Year Ended December 31, 1995                $     990        1,211           (759)     $   1,442
             Year Ended December 31, 1994                $     900          250           (160)     $     990
             Year Ended December 31, 1993                $     933          201           (234)     $     900

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KUHLMAN CORPORATION

Date: March 27, 1996
                                          By:      /s/ ROBERT S. JEPSON, JR.

                                             -----------------------------------
                                                    Robert S. Jepson, Jr.
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       NAME                                   TITLE                  DATE
--------------------------------------------------  -------------------------  ----------------

              ROBERT S. JEPSON, JR.*                Chairman of the Board and   March 27, 1996
     ----------------------------------------        Chief Executive Officer
                                                     (Principal Executive
                                                     Officer)
                                                     and Director

                 VERNON J. NAGEL*                   Executive Vice President    March 27, 1996
     ----------------------------------------        of Finance, Chief
                                                     Financial
                                                     Officer and Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer)

               CURTIS G. ANDERSON*                  President, Chief            March 27, 1996
     ----------------------------------------        Operating
                                                     Officer and Director

                WILLIAM E. BURCH*                   Director                    March 27, 1996
     ----------------------------------------

                   STEVE CENKO*                     Director                    March 27, 1996
     ----------------------------------------

                 GARY G. DILLON*                    Director                    March 27, 1996
     ----------------------------------------

           ALEXANDER W. DREYFOOS, JR.*              Director                    March 27, 1996
     ----------------------------------------

             WILLIAM M. KEARNS, JR.*                Director                    March 27, 1996
     ----------------------------------------

              ROBERT D. KILPATRICK*                 Director                    March 27, 1996
     ----------------------------------------

             JOHN L. MARCELLUS, JR.*                Director                    March 27, 1996
     ----------------------------------------

              GEORGE J. MICHEL, JR.*                Director                    March 27, 1996
     ----------------------------------------

          GENERAL H. NORMAN SCHWARZKOPF*            Director                    March 27, 1996
     ----------------------------------------

       *By       /s/ ROBERT S. JEPSON, JR.          Individually and as         March 27, 1996
      -------------------------------------          Attorney-in-Fact
              Robert S. Jepson, Jr.