Form 10-Q
period 1996-03-31
KUHLMAN CORP
filed 1996-05-15
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                     AND EXCHANGE COMMISSION VIA EDGAR

- -------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

- -------------------------------------------------------------------------------


                                 FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996

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


                         3 Skidaway Village Square
                          Savannah, Georgia 31411
            (Address of principal executive offices)(Zip Code)

  Registrant's telephone number, including area code -- (912) 598-7809


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Outstanding at April 30, 1996
             -----                  -----------------------------
 Common Stock, $1.00 Par Value               13,253,269
- -------------------------------------------------------------------------------

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                                1996      1995
                                             ---------  ---------
                                                  (Unaudited)
                                     (In thousands, except per share data)

Net sales. . . . . . . . . . . . . . . . . . $ 103,457  $ 106,926
Cost of goods sold . . . . . . . . . . . . .    81,993     86,213
                                             ---------  ---------
Gross profit . . . . . . . . . . . . . . . .    21,464     20,713
Selling, engineering, general and
   administrative expenses . . . . . . . . .    13,722     13,522
                                             ---------  ---------

Operating profit . . . . . . . . . . . . . .     7,742      7,191
                                             ---------  ---------
Other income(expense):
   Interest expense, net . . . . . . . . . .    (1,563)    (1,856)
   Other, net. . . . . . . . . . . . . . . .      (437)       559
                                             ---------  ---------
     Total other income(expense), net. . . .    (2,000)    (1,297)
                                             ---------  ---------
Income before taxes. . . . . . . . . . . . .     5,742      5,894
Taxes on income. . . . . . . . . . . . . . .     2,324      2,346
                                             ---------  ---------
Net income . . . . . . . . . . . . . . . . . $   3,418  $   3,548
                                             =========  =========
Per share amounts:
   Net income - primary. . . . . . . . . . . $    0.26  $    0.27
                                             =========  =========
   Net income - fully diluted. . . . . . . . $    0.25  $    0.27
                                             =========  =========

Average shares outstanding - primary . . . .    13,181     13,130
                                             =========  =========
Average shares outstanding - fully diluted .    13,656     13,130
                                             =========  =========


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 March 31,   December 31,
                                                   1996          1995
                                                ----------   -----------
                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . .  $     998    $     581
   Accounts receivable, less reserves of
     $1,765 and $1,442 at March 31, 1996
     and December 31, 1995, respectively . . .     64,693       55,753
   Inventories . . . . . . . . . . . . . . . .     50,263       41,833
   Deferred income taxes . . . . . . . . . . .      6,094        4,901
   Prepaid expenses and other current assets .      2,700        3,535
                                                ---------    ---------
     Total current assets  . . . . . . . . . .    124,748      106,603
                                                ---------    ---------
Plant and equipment, at cost:
   Land, buildings and leasehold improvements.     41,246       37,077
   Machinery and equipment . . . . . . . . . .    118,381      111,175
   Construction in progress  . . . . . . . . .      2,879        2,241
                                                ---------    ---------
                                                  162,506      150,493
   Less - accumulated depreciation . . . . . .    (86,711)     (84,244)
                                                ---------    ---------
                                                   75,795       66,249
                                                ---------    ---------
Intangible assets, net of amortization of
   $3,006 and $2,672 at March 31, 1996 and
   December 31, 1995, respectively . . . . . .     56,189       37,201
                                                ---------    ---------
Other assets . . . . . . . . . . . . . . . . .      4,670        4,849
                                                ---------    ---------
                                                $ 261,402    $ 214,902
                                                =========    =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt . . . . .  $  12,666    $  10,522
   Accounts payable  . . . . . . . . . . . . .     36,211       28,542
   Accrued liabilities . . . . . . . . . . . .     33,871       28,357
                                                ---------    ---------
     Total current liabilities . . . . . . . .     82,748       67,421
                                                ---------    ---------
Bank debt. . . . . . . . . . . . . . . . . . .     84,085       60,217
Other long-term debt . . . . . . . . . . . . .      5,588        3,436
                                                ---------    ---------
   Total long-term debt. . . . . . . . . . . .     89,673       63,653
                                                ---------    ---------
Accrued postretirement benefits  . . . . . . .      8,403        8,462
                                                ---------    ---------
Other long-term liabilities. . . . . . . . . .      5,085        1,134
                                                ---------    ---------

     Total liabilities . . . . . . . . . . . .    185,909      140,670
                                                ---------    ---------
Shareholders' equity:
   Preferred stock, par value $1.00,
     authorized 2,000 shares, none issued;
     Junior participating preferred stock,
     series A, no par value, authorized 200
     shares, none issued . . . . . . . . . . .        ---          ---
   Common stock, par value $1.00, authorized
     20,000 shares, issued 13,273 shares at
     March 31, 1996 and 13,240 at December
     31, 1995, respectively. . . . . . . . . .     13,273       13,240
   Additional paid-in capital  . . . . . . . .     26,246       26,217
   Retained earnings . . . . . . . . . . . . .     39,427       37,988
   Foreign currency translation adjustments. .     (2,151)      (1,911)
   Minimum pension liability . . . . . . . . .       (382)        (382)
                                                ---------    ---------
                                                   76,413       75,152
   Less - treasury shares at cost (72 shares
     at March 31, 1996 and December 31, 1995).       (920)        (920)
                                                ---------    ---------
     Total shareholders' equity  . . . . . . .     75,493       74,232
                                                ---------    ---------
                                                $ 261,402    $ 214,902
                                                =========    =========


                 The Notes to Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       1996        1995
                                                    ---------   ---------
                                                         (Unaudited)
                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . .    $  3,418    $  3,548
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization . . . . . . . .       3,026       3,071
   Deferred income taxes, net. . . . . . . . . .         708       1,222
   Provision for losses on accounts receivable .         138          97
   Other, net. . . . . . . . . . . . . . . . . .        (200)       (541)
   Changes in operating assets and liabilities: (1)
     Accounts receivable . . . . . . . . . . . .      (1,487)     (6,285)
     Inventories . . . . . . . . . . . . . . . .      (2,340)     (1,986)
     Prepaid expenses and other current assets .         863       2,686
     Accounts payable. . . . . . . . . . . . . .       5,530       2,776
     Accrued liabilities . . . . . . . . . . . .       1,254        (265)
                                                    --------    --------
        Net cash provided by operating
          activities . . . . . . . . . . . . . .      10,910       4,323
                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . . . . .      (1,753)     (2,384)
   Acquisitions, net of cash acquired. . . . . .     (31,826)        ---
   Proceeds from the sale of assets. . . . . . .         ---          75
                                                    --------    --------
     Net cash used by investing activities . . .     (33,579)     (2,309)
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving loan facility . . . .     (10,452)     (1,921)
   Proceeds from issuance of long-term debt. . .      36,020         ---
   Repayments of long-term debt  . . . . . . . .        (664)        (31)
   Dividends paid  . . . . . . . . . . . . . . .      (1,975)       (922)
   Stock options exercised and other . . . . . .          62         628
                                                    --------    --------
     Net cash provided (used) by financing
       activities. . . . . . . . . . . . . . . .      22,991      (2,246)
                                                    --------    --------
Effect of exchange rate changes on cash. . . . .          95          83
                                                    --------    --------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .         417        (149)
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . . . .         581       3,036
                                                    --------    --------

   Cash and cash equivalents at end of period. .    $    998    $  2,887
                                                    ========    ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest  . . . . . . . . . . . . . . . . . .    $  1,483    $  1,439
                                                    ========    ========
   Income taxes, net of refunds  . . . . . . . .    $   (580)   $ (1,152)
                                                    ========    ========

(1)  Net of the effects of acquisition, where applicable.


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   For The Three Months Ended March 31, 1996
                                  (Unaudited)
                                 (In thousands)

                                            Foreign
                      Additional           Currency   Minimum
               Common   Paid-in  Retained Translation Pension  Treasury
                Stock   Capital  Earnings Adjustment Liability  Stock    Total
               ------   -------  -------- ---------- --------- -------- -------
Balance at
  December 31,
    1995 . . . $13,240  $26,217  $ 37,988 $ (1,911) $ (382)   $ (920)  $ 74,232
               -------  -------  -------- --------  -------   ------   --------

Net income . .     ---      ---     3,418      ---      ---      ---      3,418

Cash dividends
  declared ($0.15
  per share) .     ---      ---    (1,979)     ---      ---      ---     (1,979)

Foreign currency
  translation
  adjustment .     ---      ---       ---     (240)     ---      ---       (240)

Stock options
  exercised
  and other. .      33       29       ---      ---      ---      ---         62
               -------  -------  -------- --------   ------   ------   --------

Balance at
  March 31,
  1996 . . . . $13,273  $26,246  $ 39,427 $ (2,151)  $ (382)  $ (920)  $ 75,493
               =======  =======  ======== ========   ======   ======   ========


                  The Notes To Consolidated Financial Statements
               should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                       --------------------------


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 1996
                                (Unaudited)

1. Consolidated Financial Statements

   The consolidated balance sheet at March 31, 1996 and the related consolidated statements of income, cash flows and shareholders' equity for the three months ended March 31, 1996 and 1995, have been prepared by Kuhlman Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for three months ended March 31, 1996 and 1995, have been made. On May 31, 1995, the Company merged Schwitzer, Inc. ("Schwitzer") with a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. The financial statements for all periods have been restated to present the combined balance sheet and results of operations of both companies as if the merger had been in effect for all periods presented. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements, including the notes thereto, should be read in conjunction with the Company's audited consolidated financial statements as of and for the three years in the period ended December 31, 1995 included on Form 10-K.

   The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

2. Acquisition of Communication Cable, Inc.

   On February 16, 1996, Kuhlman Corporation (the "Company"), through a wholly-owned subsidiary, completed a tender offer for the outstanding shares of Communication Cable, Inc. ("CCI"), a North Carolina corporation, at $14.00 per share. A total of 2,291,800 shares were tendered through that date. The Company previously owned 315,703 shares of CCI. The shares tendered were purchased on February 21, 1996 and resulted in the Company owning approximately 82% of the total shares outstanding. Subsequent to February 21, 1996, CCI redeemed a portion of the remaining outstanding shares, pursuant to the North Carolina Control Share Acquisition Act, and the Company's ownership in CCI increased to approximately 92% of the total shares outstanding as of March 31, 1996 at an aggregate cost of approximately $40,404,000. The Company plans to purchase the remaining CCI shares outstanding as soon as practicable. CCI engineers, designs and manufactures a wide variety of low voltage electronic wire and cable products.

   The transaction is being accounted for as a purchase, and the goodwill associated with the transaction will be amortized over 40 years. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. The minority interest of approximately $1,862,000 is not material to the financial position of the Company and is included in other long-term liabilities as of March 31, 1996. The results of operations of CCI are included in the consolidated financial statements of the Company subsequent to February 21, 1996.

   The following unaudited pro forma information for the periods shown below gives effect to the acquisition as if it had occurred at the beginning of each period. The pro forma information combines the results of the Company, reported on a calendar year basis, with those for CCI's fiscal year ended October 31, 1995 and first quarters ended January 31, 1996 and 1995.

In thousands, except per share data


                                       Year Ended     Quarter Ended March 31,
                                      December 31,  --------------------------
                                          1995        1996              1995
                                       ---------    ---------       ----------

Net sales                              $ 479,610    $ 112,794       $ 118,997
Net income before extraordinary item   $  10,237    $   3,440       $   3,302
Net income                             $   8,376    $   3,440       $   3,302

Fully diluted per share amounts:
 Net income before extraordinary item  $    0.78    $    0.25       $    0.25
 Net income                            $    0.64    $    0.25       $    0.25


   The unaudited pro forma information assumes that the Company purchased 100% of the outstanding shares of CCI at the beginning of the periods presented, and accordingly, includes adjustments for goodwill amortization, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

3. Merger

   On May 31, 1995, the Corporation merged Schwitzer, a New York Stock Exchange listed company, with a wholly-owned subsidiary of the Company. The merger was accounted for under the pooling of interests method of accounting. As provided for in the merger agreement, each share of Schwitzer common stock was converted into 0.9615 share of the Company's common stock, resulting in the company issuing 6,980,000 shares of stock. In accordance with the pooling of interests method of accounting, the Company's financial statements have been restated for all periods presented to include the results of Schwitzer. Net sales and net income for the Company and Schwitzer for the quarter ended March 31, 1995, prior to restatement, are presented below, in thousands:

- ----------------------------------------------------------------
  The Company
     Net sales                                       $  61,031
     Net income                                            715
- ----------------------------------------------------------------
  Schwitzer
     Net sales                                       $  45,895
     Net income                                          2,833
- ----------------------------------------------------------------
  Combined
     Net sales                                       $ 106,926
     Net income                                          3,548


4. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three months ended March 31, 1996 and 1995 have been computed based on the weighted average number of common stock and common stock equivalents, if any, outstanding throughout the period. Under the primary earnings per share calculation, there was no materially dilutive effect of common stock equivalents for the respective periods. The 475,000 common stock equivalents used in the fully dilutive calculation for the three months ended March 31, 1996 are based on the market price of the Company's common stock on March 31, 1996. There was no materially dilutive effect for the comparable year ago period.

   A cash dividend of $0.15 per share was declared during each of the first quarters of 1996 and 1995, excluding the effect of the merger with Schwitzer during 1995.

5. Inventories

   Inventories consisted of the following, in thousands:


                               March 31,    December 31,
                                 1996           1995
                               ---------     ---------
                              (unaudited)
          FIFO cost:
             Raw materials     $  22,013     $  20,630
             Work-in-process      11,921         7,359
             Finished goods       18,343        16,276
                               ---------     ---------

                 Total            52,277        44,265
          Excess of FIFO
             over LIFO cost       (2,014)       (2,432)
                               ---------     ---------

          Net inventories      $  50,263     $  41,833
                               =========    ==========


6. Long-Lived Assets

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121). This standard establishes accounting standards for evaluating the potential impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption of this provision did not materially affect the financial position or results of operations of the Company.

7. Change of Control Agreements

   The Company modified its existing severance policy for its officers to include change of control agreements ("Control Agreements") as of February 20, 1996. Under the Control Agreements, upon a change of control, as defined, each such officer would be entitled to receive, among other things, three times his current annual pay, three times his highest cash bonus in the past three years, and the payment of the value of any stock options and stock appreciation rights. Each of the aforementioned would be adjusted for any resulting income or excise tax liabilities to the officer. These Control Agreements are subject to amendment or waiver by the Company's
Board of Directors prior to any change in control, as defined. Although the aggregate commitment of the Company pursuant to the Control Agreements cannot be specifically determined until the occurrence of such change of control event, such payments could have a material effect on the consolidated financial position and results of operations of the Company. The Control Agreements are designed to encourage the continuity of management in view of the possibility of a change of control. The Control Agreements were not entered into in response to any specific action to acquire control of the Company, and the Company is not aware of any such action.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

On February 16, 1996, Kuhlman Corporation (the "Company"), through a wholly-owned subsidiary, completed a tender offer for the outstanding shares of Communication Cable, Inc. ("CCI"), a North Carolina corporation, at $14.00 per share. A total of 2,291,800 shares were tendered through that date. The Company previously owned 315,703 shares of CCI. As of March 31, 1996, the Company owned approximately 92% of all CCI shares outstanding at an aggregate total cost of approximately $40,404,000. The Company intends to purchase the remaining CCI shares outstanding as soon as practicable. The acquisition of CCI shares was funded primarily through a $40,000,000 increase in the Company's bank credit facility. The acquisition has been accounted for by the purchase method of accounting and accordingly, the net assets and results of operations for CCI are included in the Company's Consolidated Financial Statements as part of the Electrical Products Segment from the date of acquisition.

CCI engineers, designs and manufactures a wide variety of low voltage electronic wire and cable products which are marketed to original equipment manufacturers and, through distributors, to a variety of end users, principally in the United States. CCI's products include coaxial, multi-conductor and "category" cables which are used for data, voice and video communication applications by the computer and data processing industries, medical and industrial electronics industries and for satellite and other telecommunication applications.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated a record $10,910,000 in cash flow from operations in the first quarter of 1996 compared to $4,323,000 for the same period in 1995, an increase of $6,587,000 (152%). The improvement was due primarily to the better utilization of working capital throughout the period. Working capital (net of cash) was $41,002,000 at March 31, 1996 compared to $38,601,000 at December 31, 1995, an increase of $2,401,000 (6%). The increase was due primarily to the addition of CCI, partially offset by higher accounts payable at March 31, 1996. Cash and cash equivalents were $998,000 at March 31, 1996 compared to $581,000 at December 31, 1995. Accounts receivable, net increased $8,940,000 (16%) to $64,693,000 at March 31, 1996 from the end of 1995 primarily because of the acquisition of CCI.
Similarly, inventories increased $8,430,000 (20%) to $50,263,000 at March 31, 1996 from December 31, 1995 due to the inclusion of CCI and because of higher anticipated sales activity in the Electrical Products Segment primarily for medium power transformers. Prepaid expenses and other current assets increased nominally to $8,794,000 at March 31, 1996 from $8,436,000 at the end of 1995. Accounts payable and accrued expenses increased $13,183,000 (23%) to $70,082,000 at March 31, 1996 from
December 31, 1995 due primarily to the addition of CCI and higher accounts payable to vendors caused in part by the greater level of inventories noted above. Total debt outstanding was $102,339,000 at the end of the first quarter, up $28,164,000 from December 31, 1995. The increase in total debt was due to the funding of the acquisition of CCI, partially offset by the Company's record cash flow from operations in the first quarter of 1996.
The Company increased its current bank loan facility by $40,000,000 primarily to fund the acquisition of CCI. In addition, the Company assumed approximately $2,493,000 of existing CCI debt as part of the acquisition.

Capital expenditures for the first three months of 1996 were $1,753,000 compared to $2,384,000 reported in the same period last year. Expenditures in the first quarter of 1996 were primarily for normal replacements and additions to machinery and equipment.

Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance future capital expenditures as previously planned and to service all existing debt requirements.

RESULTS OF OPERATIONS

The following table summarizes net sales and operating earnings by segment, in thousands:

                                 Three Months Ended
                                      March 31,
                              -----------------------
                                 1996         1995
                              ---------     ---------
                                    (unaudited)
 Net sales:
  Electrical                  $  57,449     $  58,655
  Industrial                     46,008        48,271
                              ---------     ---------
                              $ 103,457     $ 106,926
                              =========     =========

Income before taxes:
  Electrical                  $   3,397     $   2,443
  Industrial                      5,104         5,877
                              ---------     ---------
    Operating earnings(1)         8,501         8,320
  Corporate                      (1,196)         (882)
  Interest expense, net          (1,563)       (1,856)
  Unallocated                       ---           312
                              ---------     ---------
                              $   5,742     $   5,894
                              =========     =========


(1) Operating earnings is defined as Operating Profit plus
    Other, net directly attributable to each segment.

Three Months Ended March 31, 1996 and 1995

The Company posted a record first quarter operating profit in 1996 on lower net sales when compared to the same period in 1995. Operating profit increased approximately 8% while net sales declined approximately 3%. The increase in operating profit was primarily attributable to the positive performance of the Company's Electrical Products Segment.

Net sales were $103,457,000 in the first quarter of 1996 compared to $106,926,000 reported for the same period in 1995, a decline of $3,469,000 (3%). Net sales in the Electrical and Industrial Products Segments were lower in the first quarter of 1996 when compared to the same period in 1995 by 2% and 5%, respectively. The decline in net sales in the Electrical Products Segment was due primarily to the sale of Nehring Electrical Works Company, ("Nehring") a subsidiary of Coleman Cable, completed in the fourth quarter of 1995, partially offset by the inclusion of the results of CCI since the date of acquisition by the Company. Excluding the impact of both Nehring and CCI, net sales in the first quarter of 1996 for the Electrical Products Segment increased by $5,489,000 (12%) when compared to the first quarter of 1995.
The increase was due primarily to record sales of medium power transformers and higher shipments of certain wire and cable products to electrical distributors and original equipment customers. In the Industrial Products Segment, the decline in net sales was due primarily to lower shipments of turbochargers in Brazil reflecting the soft economic conditions in that country. In addition, the Company's consolidated backlog increased
$1,707,000 (2%) to $103,007,000 at March 31, 1996 from the backlog at the end of 1995. The increase was attributable to the acquisition of CCI during the quarter, partially offset by strong shipments of medium power transformer units in the Electrical Products Segment and slower incoming orders in certain international operations of the Company's Industrial Products Segment.

Operating profit for the first quarter of 1996 was $7,742,000 compared to $7,191,000 reported for the same period in 1995, an increase of $551,000
(8%). Consolidated operating profit margins in the first quarter of 1996 matched the Company's previous record high of 7.5% of net sales while exceeding the 6.7% reported in the first quarter of 1995. The increase in consolidated operating profit and operating profit margins occurred primarily in the Electrical Products Segment due to the strong turnaround in the operating performance at Kuhlman Electric, which reported its highest quarterly profit since 1992. Operating earnings in the Electrical Products Segment, increased $954,000 (39%) to $3,397,000 in the first quarter of 1996 compared to the same period in 1995. The increase was due primarily to the improved level of operating performance at Kuhlman Electric, while Coleman Cable maintained its operating earnings on lower sales because of improved margins on certain wire and cable products. In the Industrial Products Segment, operating earnings declined $773,000 (13%) to $5,104,000 for the first three months of 1996 compared to $5,877,000 reported in the first quarter of 1995. Operating earnings in the first quarter of 1995 for the Industrial Products Segment included approximately $435,000 in non-recurring income primarily related to royalties. Excluding the impact of the non-recurring income, operating earnings in the Industrial Products Segment declined nominally because of the lower sales noted above. Overall, operating expenses increased minimally while net sales declined 3%.
Operating expenses as a percentage of net sales were 13.3% in the first quarter of 1996 compared to 12.6% reported in the year ago period. The increase in operating expenses as a percentage of sales was due to the sale of Nehring which had substantially lower operating expenses than the overall average.

Interest expense, net in the first quarter of 1996 was $1,563,000 compared to $1,856,000 for the same period in 1995, a decrease of 293,000 (16%).
The decrease in interest expense was due to lower average debt outstanding and lower interest rates throughout the period. Other, net in the first quarter of 1996 was an expense of $437,000 compared to income of $559,000 reported in the same period in 1995. Other, net was benefited in the first quarter of 1995 by certain miscellaneous income including the payment on a covenant not to compete which was not present in the same quarter in 1996. The covenant not to compete, which paid the Company approximately $1,250,000 per year, expired in the second quarter of 1995.

Kuhlman Corporation reported net income for the first quarter of 1995 of $3,418,000 or primary earnings of $0.26 per share as compared to $3,548,000 or $0.27 per share in the first quarter of 1995. Net income for the first quarter of 1995 was benefitted by approximately $700,000 or $0.05 per share principally from the covenant not to compete and other miscellaneous income noted above which was not present in the 1996 period. On a fully diluted basis, the Company earned $0.25 per share in the first quarter of 1995.
The Company's effective tax rate for the first quarter of 1996 and 1995 was 40.5% and 39.8%, respectively. The difference in rates was due primarily to the change in the source of earnings between the various taxing countries.

OUTLOOK FOR 1996

Management believes that the results of the first quarter support its view that the Company is positioned to prosper in 1996. However, management's optimism about the future continues to be tempered somewhat by matters including the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.



PART II.  OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

   2.1 Offer to Purchase dated November 29, 1995 by Kuhlman Acquisition Corp. (incorporated by reference to Exhibit
          (a)(1) to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated November 29, 1995).

   2.2 Supplement dated February 1, 1996 to Offer to Purchase dated November 29, 1995 by Kuhlman Acquisition Corp. (incorporated by reference to Exhibit (a)(15) to Amendment No. 4 to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated February 1, 1996).

   2.3 Letter of Transmittal to Tender Shares of Common Stock of Communication Cable, Inc. (incorporated by reference to Exhibit (a)(2) to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated November 29, 1995).

  10.1 Fifth Amendment to Credit Agreement dated as of February 5, 1996 among the Registrant, NationsBank, N.A. (South) and The Chase Manhattan Bank, N.A. as Managing Agents (incorporated by reference to Exhibit
          (b)(10) to Amendment No. 5 to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated February 12, 1996).

  10.2 Form of Change in Control Agreement dated as of February 20, 1996.

  27.0 Financial Data Schedule for the three month period ended March 31, 1996.

(b)  Reports on Form 8-K

     During the period covered by this report, Registrant has filed the following reports on Form 8-K.

     Form 8-K dated March 1, 1996 reporting an acquisition of a business under Item 2.

     Form 8-K/A dated April 26, 1996, amending Form 8-K dated March 1, 1996, and reporting under Item 2 the acquisition of a business and filing under
Item 7 financial statements, pro forma financial information and exhibits.

                                SIGNATURES
                               ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Kuhlman Corporation
                   --------------------------------------------
                                    (Registrant)




                       /s/  Robert S. Jepson, Jr.
                   --------------------------------------------
                   Robert S. Jepson, Jr.
                   Chairman and Chief Executive Officer



                       /s/  Vernon J. Nagel
                   ------------------------------------------
                   Vernon J. Nagel
                   Executive Vice President of Finance,
                     Chief Financial Officer and Treasurer




Date:     May 14, 1996
      -------------------