Form 10-Q
period 1996-06-30
KUHLMAN CORP
filed 1996-08-12
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                     AND EXCHANGE COMMISSION VIA EDGAR

- --------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

- --------------------------------------------------------------------------------

                                 FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996

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

                Yes     X            No
                   ------------        ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at July 31, 1996
            ------                 ----------------------------
 Common Stock, $1.00 Par Value               13,386,021
- --------------------------------------------------------------------------------

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                             --------------------   --------------------
In thousands, except
per share data                 1996        1995       1996       1995
                             --------    --------   --------    --------

                                  (Unaudited)           (Unaudited)

Net sales. . . . . . . . .   $112,200    $102,814   $215,657    $209,740
Cost of goods sold . . . .     88,476      83,423    170,469     169,636
                             --------    --------   --------    --------
Gross profit . . . . . . .     23,724      19,391     45,188      40,104
Selling, engineering,
  general and
  administrative expenses.     15,222      13,391      28,94      26,913
                             --------    --------   --------    --------
Operating profit . . . . .      8,502       6,000     16,244      13,191
                             --------    --------   --------    --------
Other income (expense):
    Interest expense, net.     (1,772)     (1,827)    (3,335)     (3,683)
    Merger expenses.   . .        ---      (4,510)       ---      (4,510)
    Other, net . . . . . .       (356)        817       (793)      1,376
                             --------    --------   --------    --------
        Total other income
          (expense), net .     (2,128)     (5,520)    (4,128)     (6,817)
                             --------    --------   --------    --------
Income before taxes. . . .      6,374         480     12,116       6,374
Taxes on income. . . . . .      2,642       1,205      4,966       3,551
                             --------    --------   --------    --------
Income (loss) before
   extraordinary item. . .      3,732        (725)     7,150       2,823
Extraordinary item (net of
   tax effect of $1,175) .        ---      (1,861)       ---      (1,861)
                             --------    --------   --------    --------
Net income (loss). . . . .   $  3,732    $ (2,586)  $  7,150    $    962
                             ========    ========   ========    ========
Per share amounts
    Primary:
       Income (loss) before
         extraordinary item  $   0.27    $  (0.06)  $   0.53    $   0.21
       Extraordinary item         ---       (0.14)       ---       (0.14)
                             --------    --------   --------    --------
Net income (loss). . . . .   $   0.27    $  (0.20)  $   0.53    $   0.07
                             ========    ========   ========    ========

    Fully dilutive:
       Income (loss) before
         extraordinary item  $   0.27    $  (0.06)  $   0.52    $   0.21
         Extraordinary item       ---       (0.14)       ---       (0.14)
                             --------    --------   --------    --------
Net income (loss). . . . .   $   0.27    $  (0.20)  $   0.52    $   0.07
                             --------    --------   --------    --------

Average shares outstanding
- - primary. . . . . . . . .     13,831      13,188     13,511      13,158
                             ========    ========   ========    ========
Average shares outstanding
- - fully diluted  . . . . .     13,904      13,188     13,873      13,158
                             ========    ========   ========    ========


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      June 30,  December 31,
                                                        1996        1995
                                                      --------  -----------
                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . .    $  2,950    $    581
   Accounts receivable, less reserves of $1,886
     and $1,442 at June 30, 1996 and December
     31, 1995, respectively  . . . . . . . . . . .      61,839      55,753
   Inventories . . . . . . . . . . . . . . . . . .      50,416      41,833
   Deferred income taxes . . . . . . . . . . . . .       6,614       4,901
   Prepaid expenses and other current assets . . .       3,766       3,535
                                                      --------    --------
     Total current assets  . . . . . . . . . . . .     125,585     106,603
                                                      --------    --------
Plant and equipment, at cost:
   Land, buildings and leasehold improvements  . .      41,949      37,077
   Machinery and equipment . . . . . . . . . . . .     120,353     111,175
   Construction in progress  . . . . . . . . . . .       2,885       2,241
                                                      --------    --------
                                                       165,187     150,493
   Less - accumulated depreciation . . . . . . . .     (89,302)    (84,244)
                                                      --------    --------
                                                        75,885      66,249
                                                      --------    --------
Intangible assets, net of amortization of $3,497
   and $2,672 at June 30, 1996 and December 31,
   1995, respectively. . . . . . . . . . . . . . .      56,816      37,201
                                                      --------    --------
Other assets . . . . . . . . . . . . . . . . . . .       4,664       4,849
                                                      --------    --------
                                                      $262,950    $214,902
                                                      ========    ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . .    $  3,094    $ 10,522
   Accounts payable  . . . . . . . . . . . . . . .      33,984      28,542
   Accrued liabilities . . . . . . . . . . . . . .      36,466      28,357
                                                      --------    --------
     Total current liabilities . . . . . . . . . .      73,544      67,421
                                                      --------    --------
Bank debt. . . . . . . . . . . . . . . . . . . . .      92,604      60,217
Other long-term debt . . . . . . . . . . . . . . .       5,438       3,436
                                                      --------    --------
   Total long-term debt. . . . . . . . . . . . . .      98,042      63,653
                                                      --------    --------
Accrued postretirement benefits  . . . . . . . . .       8,471       8,462
                                                      --------    --------
Other long-term liabilities. . . . . . . . . . . .       3,600       1,134
                                                      --------    --------
     Total liabilities . . . . . . . . . . . . . .     183,657     140,670
                                                      --------    --------
Shareholders' equity:
   Preferred stock, par value $1.00, authorized
     2,000 shares, none issued;  Junior
     participating preferred stock, series A,
     no par value, authorized 200 shares, none
     issued. . . . . . . . . . . . . . . . . . . .         ---         ---
   Common stock, par value $1.00, authorized
     20,000 shares, issued 13,440 shares at
     June 30, 1996 and 13,240 at December 31,
     1995, respectively  . . . . . . . . . . . . .      13,440      13,240
   Additional paid-in capital  . . . . . . . . . .      27,905      26,217
   Retained earnings . . . . . . . . . . . . . . .      41,155      37,988
   Foreign currency translation adjustments. . . .      (1,905)     (1,911)
   Minimum pension liability . . . . . . . . . . .        (382)       (382)
                                                      --------    --------
                                                        80,213      75,152
   Less - treasury shares at cost (72 shares at
     June 30, 1996 and December 31, 1995). . . . .        (920)       (920)
                                                      --------    --------
     Total shareholders' equity  . . . . . . . . .      79,293      74,232
                                                      --------    --------
                                                      $262,950    $214,902
                                                      ========    ========


                 The Notes to Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                              June 30,
                                                        -------------------
                                                          1996       1995
                                                        -------    --------
                                                             (Unaudited)
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .    $ 7,150    $    962
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Extraordinary item, net . . . . . . . . . . . . .        ---       1,861
   Merger expenses . . . . . . . . . . . . . . . . .        ---       4,510
   Depreciation and amortization . . . . . . . . . .      6,320       6,060
   Deferred income taxes, net. . . . . . . . . . . .        862       2,351
   Provision for losses on accountsble . . . . . . .        293         839
   Other, net. . . . . . . . . . . . . . . . . . . .       (350)        519
   Changes in operating assets and liabilities: (1)
     Accounts receivable . . . . . . . . . . . . . .      1,375      (1,221)

   Inventories . . . . . . . . . . . . . . . . . . .     (2,381)     (1,289)
     Prepaid expenses and other current assets . . .        (38)      2,444
     Accounts payable. . . . . . . . . . . . . . . .      3,231         306
     Accrued liabilities . . . . . . . . . . . . . .      3,037      (3,855)
                                                       --------    --------
        Net cash provided by operating activities  .     19,499      13,487
                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . . . . . . .     (4,579)     (5,776)
   Acquisitions, net of cash acquired. . . . . . . .    (34,185)        ---
   Proceeds from the sale of assets. . . . . . . . .         80          89
                                                       --------    --------
     Net cash used by investing activities . . . . .    (38,684)     (5,687)
                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving loan facility . . . . . .    (13,899)       (927)
   Proceeds from issuance of long-term debt. . . . .     38,379      24,814
   Repayments of long-term debt  . . . . . . . . . .       (846)    (25,385)
   Dividends paid  . . . . . . . . . . . . . . . . .     (3,954)     (1,848)
   Payments for merger and related expenses. . . . .        ---      (4,601)
   Stock options exercised and other . . . . . . . .      1,696         831
                                                       --------    --------
     Net cash provided (used) by financing activities    21,376      (7,116)
                                                       --------    --------
Effect of exchange rate changes on cash. . . . . . .        178          77
                                                       --------    --------
Net increase in cash and cash equivalents  . . . . .      2,369         761
Cash and cash equivalents at beginning of period . .        581       3,036
                                                       --------    --------

   Cash and cash equivalents at end of period  . . .   $  2,950    $  3,797
                                                       ========    ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest  . . . . . . . . . . . . . . . . . . . .   $  3,237    $  3,815
   Income taxes, net of refunds  . . . . . . . . . .   $  2,004    $    839


(1)  Net of the effects of acquisition, where applicable.

                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     For The Six Months Ended June 30, 1996
                                  (Unaudited)
                                 (In thousands)


                    Stock  Capital Earnings Adjustment Liability Stock   Total
                   ------- ------- -------- ---------- --------- -----  -------
Balance at
 December 31, 1995 $13,240 $26,217 $37,988  $  (1,911) $   (382) $(920) $74,232
                   ------- ------- -------  ---------  --------  -----  -------

Net income             ---     ---   7,150        ---       ---    ---    7,150

Cash dividends
  declared
  ($0.30 per share)    ---     ---  (3,983)       ---       ---    ---   (3,983)

Foreign currency
  translation
  adjustment           ---     ---     ---          6       ---    ---        6

Stock options
  exercised and
  other                200   1,688     ---        ---       ---    ---    1,888
                   ------- ------- -------  ---------  --------  -----  -------

Balance at
  June 30, 1996    $13,440 $27,905 $41,155  $  (1,905) $  (382)  $(920) $79,293
                   ======= ======= =======  =========  =======   =====  =======

                  The Notes To Consolidated Financial Statements
               should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                       ---------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three and Six Months Ended June 30, 1996
                              (Unaudited)

1. Consolidated Financial Statements

   The consolidated balance sheet at June 30, 1996 and the related consolidated statements of income, cash flows and shareholders' equity for the three and six months ended June 30, 1996 and 1995, have been prepared by Kuhlman Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995, have been made. On May 31, 1995, a wholly-owned subsidiary of the Company merged with Schwitzer, Inc. ("Schwitzer"). The merger was accounted for as a pooling of interests. Therefore, the financial statements for all periods shown have either been restated to include, or include the combined balance sheet and results of operations of both companies as if the merger had been in effect for all periods presented. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements, including the notes thereto, should be read in conjunction with the Company's audited consolidated financial statements as of and for the three years in the period ended December 31, 1995 included on the Company's Annual Report on Form 10-K.

   The results of operations for the three and six months ended
June 30, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

2. Acquisition of Communication Cable, Inc.

   On February 16, 1996, the Company, through a wholly-owned subsidiary, completed a tender offer for the outstanding shares of Communication Cable, Inc. ("CCI"), a North Carolina corporation, at $14.00 per share in cash. The purchase of the tendered shares, which was consummated on February 21, 1996, along with subsequent actions have resulted in CCI becoming a wholly-owned subsidiary of the Company as of June 28, 1996. The aggregate total cost of the acquisition of the outstanding shares of CCI, which was primarily funded through bank debt, was $43,775,000. CCI engineers, designs and manufactures a wide variety of low voltage electronic wire and cable products.

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

   The following unaudited pro forma information for the periods shown below gives effect to the acquisition of CCI as if it had occurred at the beginning of each period. The pro forma information combines the results of the Company with those for CCI's quarter ended January 31, 1996 and six months ended April 30, 1995.

In thousands, except per share data

                                        Six Months Ended June 30,
                                        ------------------------
                                            1996         1995
                                        ----------    ----------

Net sales                               $  224,892    $  235,160
Net income before extraordinary item    $    7,172    $    2,410
Net income                              $    7,172    $      549

Fully diluted per share amounts:
 Net income before extraordinary item   $     0.52    $     0.18
 Net income                             $     0.52    $     0.04


   The unaudited pro forma information assumes that the Company owned the outstanding shares of CCI at the beginning of the periods presented, and accordingly, includes adjustments for goodwill amortization, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of CCI been consummated as of that time.

3. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three and six months ended June 30, 1996 and 1995 have been computed based on the weighted average number of shares of common stock and common stock equivalents, if any, outstanding throughout the period. For the three months ended June 30, 1996, primary and fully dilutive average shares outstanding included approximately 537,000 and 610,000 shares, respectively, resulting from the dilutive effects of common stock equivalents. For the six months ended June 30, 1996, primary and fully dilutive average shares outstanding included approximately 268,000 and 630,000 shares, respectively, resulting from the dilutive effects of common stock equivalents. There was no materially dilutive effect for the comparable year ago period.

   A cash dividend of $0.15 per share was declared during each of the first two quarters of 1996 and 1995, excluding the effect prior to May 1995 of the shares issued in connection with the merger with Schwitzer.

4. Inventories

   Inventories consisted of the following, in thousands:


                              June 30,     December 31,
                                1996          1995
                             ---------     ---------
                            (unaudited)
       FIFO cost:
           Raw materials     $  20,920     $  20,630
           Work-in-process      12,797         7,359
           Finished goods       18,477        16,276
                             ---------     ---------
               Total            52,194        44,265
       Excess of FIFO
           over LIFO cost       (1,778)       (2,432)
                             ---------     ---------

       Net inventories       $  50,416     $  41,833
                             =========     =========


5. Subsequent Event

   On July 1, 1996, the Company amended its bank credit facility in order to, among other things, enhance its flexibility, lower its cost of borrowed funds and provide a facility to fund future acquisitions. The credit facility in the amended agreement has two components. The first component is a $125 million revolving credit facility to be used for general corporate purposes and is due on July 1, 2001. The second component is a 364-day, $125 million facility primarily to fund future acquisitions and amounts drawn, if any, would convert to a 4-year term loan commencing on July 1, 1997 with equal quarterly amortization. Interest rates on amounts borrowed under the credit agreement are based on certain financial ratios which have been amended to reflect the Company's improved financial strength.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

On February 16, 1996, Kuhlman Corporation (the "Company"), through a wholly-owned subsidiary, completed a tender offer for the outstanding shares of Communication Cable, Inc. ("CCI"), a North Carolina corporation at $14.00 per share.
The purchase price, for the shares of CCI was approximately $43,775,000 and was primarily funded through an increase in the Company's bank credit facility. The acquisition has been accounted for by the purchase method of accounting and accordingly, the net assets and results of operations for CCI are included in the Company's consolidated financial statements as part of the Electrical Products Segment from the date of acquisition.

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

On July 1, 1996, the Company amended its bank credit facility in order to, among other things, enhance its flexibility, lower its cost of borrowed funds and provide a facility to fund future acquisitions. The credit facility in the amended agreement has two components. The first component is a $125 million revolving credit facility to be used for general corporate purposes and is due on July 1, 2001. The second component is a 364-day, $125 million facility primarily to fund future acquisitions and amounts drawn, if any, would convert to a 4-year term loan commencing on July 1, 1997 with equal quarterly amortization. Interest rates on amounts borrowed under the credit agreement are based on certain financial ratios which have been amended to reflect the Company's improved financial strength.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated a record $19,499,000 in cash flow from operations in the first half of 1996 compared to $13,487,000 for the same period in 1995, an increase of $6,012,000 (45%). The increase was due to higher earnings in the first half of 1996 and better utilization of working capital resources. Working capital (net of cash) was $49,091,000 at June 30, 1996 compared to $38,601,000 at December 31, 1995, an increase of $10,490,000
(27%). The increase was due primarily to greater cash balances at June 30, 1996, the acquisition of CCI and the classification of the Company's bank debt based on the amended credit agreement, partially offset by higher accounts payable and accrued liabilities at June 30, 1996. Cash and cash equivalents increased to $2,950,000 at June 30, 1996 from $581,000 at
December 31, 1995 due to the timing of cash receipts at the end of the second quarter of 1996. Accounts receivable, net was $61,839,000 at June 30, 1996 compared to $55,753,000 at December
31, 1995, an increase of $6,086,000 (11%). The increase was due primarily to the acquisition of CCI, partially offset by strong cash collections in the Electrical Products Segment from winter related booster cable sales. Similarly, inventories increased $8,583,000 (21%) to $50,416,000 at June 30, 1996 from December
31, 1995 due to the inclusion of CCI and because of higher expected sales activity in the Electrical Products Segment for transformers and in the Industrial Products Segment for engine products in North America. Prepaid expenses and other current assets increased to $10,380,000 at June 30, 1996 from $8,436,000 at the end of 1995 due primarily to the addition of CCI.
Accounts payable and accrued liabilities increased $13,551,000 (24%) to $70,450,000 at June 30, 1996 from December 31, 1995 due primarily to the addition of CCI, higher accounts payable to vendors caused in part by the greater level of inventories noted above and increased accrued liabilities due to the timing of certain payments for expenses. Total debt outstanding was $101,136,000 at June 30, 1996, up $26,961,000 from the end of
1995. The increase in total debt was due to the funding of the acquisition of CCI, partially offset by the Company's record cash flow in the first half of 1996. Shareholders' Equity increased $5,061,000 (7%) in the first half of 1996 to $79,293,000 at June
30, 1996 from the end of 1995 due primarily to the Company's record earnings, partially offset by dividends declared.

Capital expenditures in the first half of 1996 were $4,579,000 compared to $5,776,000 reported in the same period last year. Expenditures in 1996 have been primarily for normal additions and replacements to machinery and equipment, tooling for specific customer applications and capacity enhancements.

Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance future capital expenditures as previously planned and to service all existing debt requirements.
RESULTS OF OPERATIONS

The following table summarizes net sales and operating earnings by segment, in thousands:


                           Three Months Ended         Six Months Ended
                                June 30,                   June 30,
                         ----------------------    ----------------------
                            1996         1995         1996         1995
                         ---------    ---------    ---------    ---------
                               (unaudited)             (unaudited)
Net sales:
  Electrical             $  66,381    $  56,349    $ 123,830    $ 115,004
  Industrial                45,819       46,465       91,827       94,736
                         ---------    ---------    ---------    ---------
                         $ 112,200    $ 102,814      215,657      209,740
                         =========    =========    =========    =========
Income before taxes:

  Electrical             $   4,469    $   2,831    $   7,866    $   5,274
  Industrial                 5,209        4,620       10,313       10,497
                         ---------    ---------   ----------    ---------
    Operating earnings(1)    9,678        7,451       18,179       15,771
  Corporate                 (1,532)        (946)      (2,728)      (1,828)
  Merger expenses              ---       (4,510)         ---       (4,510)
  Interest expense, net     (1,772)      (1,827)      (3,335)      (3,683)
  Unallocated                  ---          312          ---          624
                         ---------    ---------   ----------    ---------
                         $   6,374    $     480    $  12,116     $  6,374
                         =========    =========   ==========    =========


(1) Operating earnings is defined as Operating Profit plus
    Other, net directly attributable to each segment.

Three Months Ended June 30, 1996 and 1995

The Company posted record quarterly results in net sales, operating profit and income before taxes in the second quarter of 1996. Net sales, operating profit and income before taxes
(excluding Merger Expenses in the 1995 period) increased approximately 9%, 42% and 28%, respectively, in the second quarter of 1996 when compared to the same period in 1995. The increases were attributable to positive performance reported by each of the Company's two product segments.

Net sales were $112,200,000 in the second quarter of 1996 compared to $102,814,000 in the same period in 1995, an increase of $9,386,000 (9%). The increase in net sales occurred primarily in the Electrical Products Segment, partially offset by a modest decline in the Industrial Products Segment. Net sales reported in the Electrical Products Segment increased by $10,032,000 (18%) in the second quarter of 1996 compared to the same period in 1995 primarily because of the record sales of medium power transformers and higher shipments of certain wire and cable products to electrical distributors and original equipment manufacturers. In the Industrial Products Segment, net sales in the second quarter of 1996 declined by approximately one percent compared to the same period in 1995 due primarily to lower sales of spring products and lower shipments of turbochargers in Brazil, substantially offset by the record sales of engine products in North America where demand remained strong throughout the period.

In addition to the sales gains noted above, the Company's consolidated backlog increased $7,581,000 (7%) to $108,881,000 at June 30, 1996 from the end of 1995. The increase was attributable to the addition of CCI and higher demand in North
America for engine products, partially offset by increased shipments of medium power transformer units in the Electrical
Products Segment.

Operating profit for the second quarter of 1996 was $8,502,000 compared to $6,000,000 reported for the same period in 1995, an increase of $2,502,000 (42%). The increase was due to the record sales volume in the Electrical Products Segment noted above and improved operating efficiencies domestically along most key domestic product lines. As a consequence, operating profit margins advanced to a record high of 7.6% of net sales in the second quarter of 1996 with each segment contributing to the improvement. Operating earnings in the Electrical Products Segment increased $1,638,000 (58%) to $4,469,000 in the second quarter of 1996 compared to the same period in 1995. The increase was due primarily to the higher sales noted above, benefits from profit improvement efforts and the addition of CCI. In the Industrial Products Segment, operating earnings improved $589,000 (13%) to $5,209,000 in the second quarter of 1996 compared to the same period in 1995. The increase was due primarily to the record shipments of engine products in North America, partially offset by lower earnings internationally due to changes in product mix and higher material costs in Europe and soft demand in Brazil. Overall, operating expenses increased $1,831,000 (14%) to $15,222,000 or 13.6% of net sales in the second quarter for 1996 compared to $13,391,000 or 13.0% of net sales reported in the second quarter of 1995. The increase in operating expenses was due primarily to the higher sales noted above and the addition of CCI. The increase in operating expenses as a percentage of sales was due primarily to the sale of Nehring in December 1995 which had substantially lower operating expenses compared to the overall average.

Interest expense, net in the second quarter of 1996 was $1,772,000 compared to $1,827,000 for the same period in 1995, a decrease of $55,000 (3%). The decrease was due to the lower cost of borrowed funds in the second quarter of 1996, partially offset by higher debt levels as a result of the acquisition of CCI. Other, net was an expense of $356,000 in the second quarter for 1996 compared to $3,693,000 in the same period last year. Other, net in the second quarter of 1995 included a portion of the transaction expenses associated with the merger of Schwitzer and Kuhlman which totalled $5,600,000, net of tax ("Merger Expenses"). Excluding the effect of Merger Expenses in Other, net, the Company recorded income of $817,000 in the second quarter of 1995 primarily because of a non-recurring gain on the settlement of certain liabilities and income from a covenant not to compete, which expired in the second quarter of 1995.

Net income for the second quarter of 1995 was $3,732,000, an increase of $718,000 (24%) compared to $3,014,000 reported in the same period in 1995, prior to deducting the Merger Expenses. After giving effect to the Merger Expenses, the Company reported a net loss of $2,586,000 in the second quarter of 1995. Earnings per share on a fully diluted basis were $0.27 per share in the second quarter of 1996 compared to $0.23 for the same period in 1995 prior to deducting the Merger Expenses, and a loss of $0.20 after taking such expenses into account. In addition, net income in the second quarter of 1995 was benefitted by $551,000 (net of tax) or $0.04 per share related to the non-recurring gain noted above. The fully diluted average shares outstanding in the second quarter of 1996 was 13,904,000, an increase of 716,000 shares (5%) over the same period in 1995. The Company's effective tax rate for the second quarter of 1996 and 1995 was 41.5% and 39.6%, respectively, before giving effect to the merger expenses in the 1995 period. The difference in rates was due primarily to the change in the source of earnings between various taxing countries.

Six Months Ended June 30, 1996 and 1995

Net sales, operating profit and net income (excluding the Merger
Expenses in the 1995 period) for the first six months of 1996 were record highs for the Company, up 3%, 23% and 9%, respectively, over the results reported for the first half of 1995.

Net sales for the first half of 1996 were $215,657,000 compared to $209,740,000 for the same period in 1995, an increase of 3%. The increase was due primarily to the improved performance in the Electrical Products Segment driven by the record sales volume for medium power transformers, partially offset by lower sales in the Industrial Products Segment. Net sales for the first half of 1996 in the Industrial Products Segment were positively impacted by strong demand domestically for the Company's various engine products, offset by weak orders for spring products and lower shipments of turbochargers in Brazil primarily due to soft demand caused by weak economic conditions in that country.

Operating profit for the first six months of 1996 was $16,244,000 compared to $13,191,000 reported for the same period in 1994, an increase of $3,053,000 (23%). The increase in operating profit was due to the positive financial performance in the Electrical Products Segment along with the positive results posted by the Industrial Products Segment in the first half in 1996. Operating earnings in the Electrical Products Segment increased $2,592,000 (49%) to $7,866,000 in the first half of 1996 compared to the same period in 1996 due to the higher sales volume noted above and improved margins on key products. In the Industrial Product Segment, operating earnings declined $184,000 (2%) to $10,313,000 in the first half of 1996 compared to the same period in 1995. Operating earnings in this segment were benefitted by strong demand in North America for various engine products and improved operating efficiencies, which were more than offset by lower earnings for spring products and international operations due to changes in product mix, higher material costs and the impact of a soft economic environment in Brazil. Overall, consolidated operating profit margins for the first half of 1996 improved to 7.5% of net sales from 6.3% reported in the same period in 1995. The improvement was due to higher gross profit margins which were benefitted by the sales volumes noted above and improved operating efficiencies at key manufacturing facilities, partially offset by greater operating expenses as a percentage of sales. Operating expenses for the first half of 1996 increased to $28,944,000 or 13.4% of net sales from $26,913,000 or 12.8% of net sales reported in the year-ago period due to the higher sales volume noted above and the addition of CCI.

Interest expense, net for the first half of 1996 was $3,335,000 compared to $3,683,000 for the same period in 1995, a decrease of $348,000 (9%). The decrease was due to the lower cost of borrowed funds in 1996, partially offset by higher debt levels throughout the 1996 period due to the acquisition of CCI. Other, net in the first half of 1996 was an expense of $793,000 compared to expense of $3,134,000 in the same period in 1995. Other, net in the first half of 1995 included the Merger Expenses.
Excluding the effect of the Merger Expenses, the Company recorded income of $1,376,000 in the first half of 1995 in Other, net, primarily because of a non-recurring gain on the settlement of certain liabilities and income from a covenant not to compete which expired in the second quarter of 1995.

Net income for the first half of 1996 increased $588,000 (9%) to $7,150,000 from $6,562,000 for the same period in 1995, prior to deducting the Merger Expenses. After deducting the Merger Expenses, the Company reported net income of $962,000 for the first half of 1995. Earnings per share on a fully diluted basis were $0.52 in the first half of 1996 compared to $0.50 for the same period in 1995 prior to deducting the Merger Expenses, and $0.07 after taking such expenses into account. In addition, net income in the first half of 1995 was benefitted by $1,251,000 (net of tax) or $0.10 per share related to the non-recurring gain noted above. The fully diluted average shares outstanding in the first half for 1996 was 13,873,000 compared to 13,158,000 in the year-ago period, an increase of 715,000 (5%).

OUTLOOK FOR 1996

Management believes that the results of the first half support its view that the Company is positioned to prosper in 1996. However, management's optimism about the future continues to be tempered somewhat by matters including the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.

SAFE HARBOR STATEMENT

Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the company's operations and business environment. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors and other risk factors.

PART II.  OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of security holders of the Registrant was held on April 25, 1996.

     (b)  Not applicable.

     (c) At such meeting all of the nominees for election as directors were elected for the term of office set forth below. The votes cast with respect to each nominee for election as a director are as follows:

                         Year When
                       Term of Office   Votes For         Votes
      Nominee             Expires        Nominee         Withheld
      -------             -------        -------         --------
Steve Cenko                 1999        11,706,035        85,983
Robert S. Jepson, Jr.       1999        11,719,002        73,015
John L. Marcellus, Jr.      1999        11,704,139        87,879


     At such meeting the security holders further voted upon and approved the following:

     (1)  an amendment to the 1994 Stock Option Plan.  11,075,259 affirmative votes and 536,183 negative votes were cast, and there were 180,576 abstentions with respect to such matter.

     (2) the ratification of the selection of Arthur Andersen LLP as the independent auditors for the Registrant for the year ending December 31, 1996. 11,720,559 affirmative votes and 36,563 negative votes were cast, and there were 34,896 abstentions with respect to such matter.

ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

  27.0    Financial Data Schedule for the six month period ended
          June 30, 1996.

(b)  Reports on Form 8-K

     During the period covered by this report, Registrant has filed the following reports on Form 8-K.

     Form 8-K/A dated April 26, 1996, amending Form 8-K dated
March 1, 1996, and reporting under Item 2 the acquisition of a business and filing under Item 7 financial statements, pro forma financial information and exhibits.

                                SIGNATURES
                              -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               Kuhlman Corporation
                    ---------------------------------------
                                  (Registrant)




                      /s/  Robert S. Jepson, Jr.
                    ---------------------------------------
                    Robert S. Jepson, Jr.
                    Chairman and Chief Executive Officer



                      /s/  Vernon J. Nagel
                    ---------------------------------------
                    Vernon J. Nagel
                    Executive Vice President of Finance,
                        Chief Financial Officer and Treasurer




Date:     August 12, 1996
      -----------------------