Form 10-Q
period 1996-09-30
KUHLMAN CORP
filed 1996-11-06
CIK 56955

-----------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

-----------------------------------------------------------------------------

                                 FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996
                                    or

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

                     Yes   X           No
                        -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at October 31, 1996
             -----                 -------------------------------
 Common Stock, $1.00 Par Value               13,722,969

-----------------------------------------------------------------------------

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                             Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                           ----------------------   --------------------
                              1996         1995        1996      1995
                           ---------    ---------   ---------  ---------
                                 (Unaudited)             (Unaudited)

Net sales. . . . . . . . . $ 119,198    $ 108,561   $ 334,855  $ 318,301
Cost of goods sold . . . .    91,934       86,500     262,403    256,136
                           ---------    ---------   ---------  ---------
Gross profit . . . . . . .    27,264       22,061      72,452     62,165
Selling, engineering,
   general and
   administrative
   expenses. . . . . . . .    16,023       14,150      44,967     41,063
                           ---------    ---------   ---------  ---------
Operating profit . . . . .    11,241        7,911      27,485     21,102
                           ---------    ---------   ---------  ---------
Other income (expense):
  Interest expense, net. .    (1,815)      (1,677)     (5,150)    (5,360)
  Merger expenses. . . . .       ---          ---         ---     (4,510)
  Other, net . . . . . . .      (650)        (481)     (1,443)       895
                           ---------    ---------   ---------  ---------
    Total other income
      (expense), net . . .    (2,465)      (2,158)     (6,593)    (8,975)
                           ---------    ---------   ---------  ---------
Income before taxes and
  extraordinary item . . .     8,776        5,753      20,892     12,127
Taxes on income. . . . . .     3,647        2,360       8,613      5,911
                           ---------    ---------   ---------  ---------
Income before extra-
  ordinary item  . . . . .     5,129        3,393      12,279      6,216
Extraordinary item
  (net of tax effect
   of $1,175). . . . . . .       ---          ---         ---     (1,861)
                           ---------    ---------   ---------  ---------
Net income . . . . . . . . $   5,129    $   3,393   $  12,279  $   4,355
                           =========    =========   =========  =========
Per share amounts
  Primary:
    Income before extra-
      ordinary item  . . . $    0.37    $    0.26   $    0.90  $    0.47
    Extraordinary item . .       ---          ---         ---      (0.14)
                           ---------    ---------   ---------  ---------
    Net income . . . . . . $    0.37    $    0.26   $    0.90  $    0.33
                           =========    =========   =========  =========

  Fully dilutive:
    Income before extra-
      ordinary item  . . . $    0.37    $    0.26   $    0.89  $    0.47
    Extraordinary item . .       ---          ---         ---      (0.14)
                           ---------    ---------   ---------  ---------
    Net income . . . . . . $    0.37    $    0.26   $    0.89  $    0.33
                           =========    =========   =========  =========

Average shares outstanding
   - primary . . . . . . .    13,829       13,227      13,614     13,181
                           =========    =========   =========  =========
Average shares outstanding
   - fully diluted . . . .    13,838       13,227      13,872     13,181
                           =========    =========   =========  =========


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          September 30,  December 31,
                                               1996         1995
                                            ---------    ---------
                                           (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents . . . . . .    $   1,696    $     581
   Accounts receivable, less reserves
     of $2,026 and $1,442 at September
     30, 1996 and December 31, 1995,
     respectively. . . . . . . . . . . .       68,531       55,753
   Inventories . . . . . . . . . . . . .       54,238       41,833
   Deferred income taxes . . . . . . . .        5,639        4,901
   Prepaid expenses and other current
     assets. . . . . . . . . . . . . . .        2,327        3,535
                                            ---------    ---------
     Total current assets  . . . . . . .      132,431      106,603
                                            ---------    ---------
Plant and equipment, at cost:
   Land, buildings and leasehold
     improvements  . . . . . . . . . . .       43,021       37,077
   Machinery and equipment . . . . . . .      121,359      111,175
   Construction in progress  . . . . . .        3,503        2,241
                                            ---------    ---------
                                              167,883      150,493
   Less - accumulated depreciation . . .      (91,917)     (84,244)
                                            ---------    ---------
                                               75,966       66,249
                                            ---------    ---------
Intangible assets, net of amortization
   of $3,992 and $2,672 at September
   30, 1996 and December 31, 1995,
   respectively. . . . . . . . . . . . .       57,244       37,201
                                            ---------    ---------
Other assets . . . . . . . . . . . . . .        4,762        4,849
                                            ---------    ---------
                                            $ 270,403    $ 214,902
                                            =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . .    $   3,605    $  10,522
   Accounts payable  . . . . . . . . . .       35,809       28,542
   Accrued liabilities . . . . . . . . .       39,254       28,357
                                            ---------    ---------
     Total current liabilities . . . . .       78,668       67,421
                                            ---------    ---------
Bank debt. . . . . . . . . . . . . . . .       92,297       60,217
Other long-term debt . . . . . . . . . .        5,231        3,436
                                            ---------    ---------
   Total long-term debt. . . . . . . . .       97,528       63,653
                                            ---------    ---------
Accrued postretirement benefits  . . . .        8,543        8,462
                                            ---------    ---------
Other long-term liabilities. . . . . . .        2,936        1,134
                                            ---------    ---------
     Total liabilities . . . . . . . . .      187,675      140,670
                                            ---------    ---------
Shareholders' equity:
   Preferred stock, par value $1.00,
     authorized 2,000 shares, none
     issued;  Junior participating
     preferred stock, series A,
     no par value, authorized 200
     shares, none issued . . . . . . . .          ---          ---
   Common stock, par value $1.00,
     authorized 20,000 shares,
     issued 13,466 shares at September
     30, 1996 and 13,240 at December
     31, 1995, respectively  . . . . . .       13,466       13,240
   Additional paid-in capital  . . . . .       28,092       26,217
   Retained earnings . . . . . . . . . .       44,275       37,988
   Foreign currency translation adjustments    (1,803)      (1,911)
   Minimum pension liability . . . . . .         (382)        (382)
                                            ---------    ---------
                                               83,648       75,152
   Less - treasury shares at cost (72
     shares at September 30, 1996
     and December 31, 1995). . . . . . .         (920)        (920)
                                            ---------    ---------
     Total shareholders' equity  . . . .       82,728       74,232
                                            ---------    ---------
                                            $ 270,403    $ 214,902
                                            =========    =========


               The Notes to Consolidated Financial Statements
            should be read in conjunction with these statements.

                       KUHLMAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                Nine Months Ended
                                                   September 30,
                                               --------------------
                                                 1996        1995
                                               ---------   --------
                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . .       $ 12,279    $  4,355
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Extraordinary item, net . . . . . . .            ---       1,861
   Merger expenses . . . . . . . . . . .            ---       4,510
   Depreciation and amortization . . . .          9,578       8,789
   Deferred income taxes, net. . . . . .          1,837       2,806
   Provision for losses on accounts receivable      445         994
   Other, net. . . . . . . . . . . . . .           (487)        (90)
   Changes in operating assets and liabilities: (1)
     Accounts receivable . . . . . . . .         (5,398)     (7,142)
     Inventories . . . . . . . . . . . .         (6,160)     (2,725)
     Prepaid expenses and other current assets    1,358       1,177
     Accounts payable. . . . . . . . . .          5,017       7,061
     Accrued liabilities . . . . . . . .          5,820        (175)
                                               --------    --------
        Net cash provided by operating
          activities . . . . . . . . . .         24,289      21,421
                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . .         (7,405)    (11,856)
   Acquisitions, net of cash acquired. .        (35,097)        ---
   Proceeds from the sale of assets. . .            103          89
                                               --------    --------
     Net cash used by investing activities      (42,399)    (11,767)
                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving loan facility        (14,736)        323
   Proceeds from issuance of long-term debt      39,435      24,873
   Repayments of long-term debt  . . . .         (1,085)    (25,539)
   Dividends paid  . . . . . . . . . . .         (5,958)     (3,829)
   Payments for merger and related expenses         ---      (5,675)
   Stock options exercised . . . . . . .          1,911         917
   Other . . . . . . . . . . . . . . . .           (525)       (103)
                                               --------    --------
     Net cash provided (used) by financing
       activities. . . . . . . . . . . .         19,042      (9,033)
                                               --------    --------
Effect of exchange rate changes on cash.            183         146
                                               --------    --------
Net increase in cash and cash equivalents         1,115         767
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . .            581       3,036
                                               --------    --------

   Cash and cash equivalents at end of period  $  1,696    $  3,803
                                               ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest  . . . . . . . . . . . . . .       $  4,505    $  5,132
                                               ========    ========
   Income taxes, net of refunds  . . . .       $  5,229    $  1,807
                                               ========    ========

(1)  Net of the effects of acquisition, where applicable.


                 The Notes To Consolidated Financial Statements
              should be read in conjunction with these statements.

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 1996
                                  (Unaudited)

                                (In thousands)

                                            Foreign
                        Additional          Currency    Minimum
                 Common  Paid-in  Retained Translation  Pension  Treasury
                 Stock   Capital  Earnings Adjustment  Liability  Stock  Total
--------------------------------------------------------------------------------
Balance at
 December 31,
 1995 . . . . . $13,240  $26,217  $ 37,988  $ (1,911)    $(382)  $(920) $74,232
                -------  -------  --------  --------     -----   -----  -------

Net income. . .     ---      ---    12,279       ---       ---     ---   12,279

Cash dividends
 declared
($0.45 per share)   ---      ---    (5,992)      ---       ---     ---   (5,992)

Foreign currency
 translation
 adjustment . .     ---      ---       ---       108       ---     ---      108

Stock options
 exercised and
 other. . . . .     226    1,875       ---       ---       ---     ---    2,101
                -------  -------  --------  --------     -----   -----  -------
Balance at
  September 30,
  1996. . . . . $13,466  $28,092  $ 44,275  $ (1,803)    $(382)  $(920) $82,728
                =======  =======  ========  ========     =====   =====  =======


                  The Notes To Consolidated Financial Statements
               should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES

                         ------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Three and Nine Months Ended September 30, 1996
                                (Unaudited)

1. Consolidated Financial Statements

   The consolidated balance sheet at September 30, 1996 and the related consolidated statements of income, cash flows and shareholders' equity for the three and nine months ended September 30, 1996 and 1995, have been prepared by Kuhlman Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995, have been made. On May 31, 1995, a wholly-owned subsidiary of the Company merged with Schwitzer, Inc. ("Schwitzer"). The merger was accounted for as a pooling of interests. Therefore, the financial statements for all periods shown have either been restated to include, or include the combined balance sheet and results of operations of both companies as if the merger had been in effect for all periods presented. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements, including the notes thereto, should be read in conjunction with the Company's audited consolidated financial statements as of and for the three years in the period ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

   The results of operations for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

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

   The transaction is being accounted for as a purchase and accordingly the goodwill associated with the transaction will be amortized over 40 years. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. The results of operations of CCI are included in the consolidated financial statements of the Company subsequent to February 21, 1996.

   The following unaudited pro forma information for the periods shown below gives effect to the acquisition of CCI as if it had occurred at the beginning of each period. The pro forma information for 1996 and 1995 combines the results of the Company with those for CCI's quarter ended January 31, 1996 and nine months ended July 31, 1995, respectively.

In thousands, except per share data

                                       Nine Months Ended September 30,
                                       ------------------------------
                                             1996          1995
                                           --------      --------

Net sales                                  $344,090      $357,860
Net income before extraordinary item       $ 12,301      $  5,880
Net income                                 $ 12,301      $  4,019

Fully diluted per share amounts:
 Net income before extraordinary item      $   0.89      $   0.45
 Net income                                $   0.89      $   0.30


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

3. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three and nine months ended September 30, 1996 and 1995 have been computed based on the weighted average number of shares of common stock and common stock equivalents, if any, outstanding throughout the period.
For the three months ended September 30, 1996, primary and fully dilutive average shares outstanding included approximately 444,000 and 453,000 shares, respectively, resulting from the dilutive effects of common stock equivalents. For the nine months ended September 30, 1996, primary and fully dilutive average shares outstanding included approximately 327,000 and 585,000 shares, respectively, resulting from the dilutive effects of common stock equivalents. There was no materially dilutive effect for the comparable year ago period.

   A cash dividend of $0.15 per share was declared during each of the first three quarters of 1996 and 1995, excluding the effect prior to May 1995 of the shares issued in connection with the merger with Schwitzer.

4. Inventories

   Inventories consisted of the following, in thousands:

                              September 30, December 31,
                                  1996          1995
                                --------     ---------
                               (unaudited)

 FIFO cost:
      Raw materials             $ 22,023     $ 20,630
      Work-in-process             12,080        7,359
      Finished goods              21,164       16,276
                                --------     --------
           Total                  55,267       44,265
 Excess of FIFO over LIFO cost    (1,029)      (2,432)
                                --------     --------

 Net inventories                $ 54,238     $ 41,833
                                ========     ========



5.   Debt

   On July 1, 1996, the Company amended its bank credit facility in order to, among other things, enhance its flexibility, lower its cost of borrowed funds and provide a facility to fund future acquisitions. The credit facility in the amended agreement has two components. The first component is a $125 million revolving credit facility to be used for general corporate purposes and is due on July 1, 2001. The second component is a 364-day, $125 million facility that would be used primarily to fund future acquisitions, and amounts drawn under this facility, if any, would convert to a 4-year term loan commencing on July 1, 1997 with equal quarterly amortization. Interest rates on amounts borrowed under the credit agreement are based on certain financial ratios which have been amended to reflect the Company's improved financial strength.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

On February 16, 1996, Kuhlman Corporation (the "Company"), through a wholly-owned subsidiary, completed a tender offer for the outstanding shares of Communication Cable, Inc. ("CCI"), a North Carolina corporation at $14.00 per share.
The purchase price for the shares of CCI was approximately $43,775,000 and was primarily funded through an increase in the Company's bank credit facility. The acquisition has been accounted for by the purchase method of accounting and accordingly, the net assets and results of operations for CCI are included in the Company's consolidated financial statements as part of the Electrical Products Segment from the date of acquisition.

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

On July 1, 1996, the Company amended its bank credit facility in order to, among other things, enhance its flexibility, lower its cost of borrowed funds and provide a facility to fund future acquisitions. The credit facility in the amended agreement has two components. The first component is a $125 million revolving credit facility to be used for general corporate purposes and is due on July 1, 2001. The second component is a 364-day, $125 million facility that would be used primarily to fund future acquisitions, and amounts drawn under this facility, if any, would convert to a 4-year term loan commencing on July 1, 1997 with equal quarterly amortization. Interest rates on amounts borrowed under the credit agreement are based on certain financial ratios which have been amended to reflect the Company's improved financial strength.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated a record $24,289,000 in cash flow from operations in the first nine months of 1996 compared to $21,421,000 for the same period in 1995, an increase of $2,868,000 (13%). The increase was due primarily to higher earnings in the first three quarters of 1996 and the timing of payments for certain accrued expenses. Working capital was $53,763,000 at September 30, 1996 compared to $39,182,000 at
December 31, 1995, an increase of $14,581,000 (37%).  The
increase was due primarily to greater cash balances at September 30, 1996, the acquisition of CCI and the change in classification of the Company's bank debt based on the amended credit agreement, partially offset by higher accounts payable and accrued liabilities at September 30, 1996. Cash and cash equivalents increased to $1,696,000 at September 30, 1996 from $581,000 at December 31, 1995 due to the timing of cash receipts. Accounts receivable, net was $68,531,000 at September 30, 1996 compared to $55,753,000 at December 31, 1995, an increase of $12,778,000
(23%). The increase was due primarily to the acquisition of CCI and the Company's record sales volume in the third quarter of 1996. Similarly, inventories increased $12,405,000 (30%) to $54,238,000 at September 30, 1996 from December 31, 1995 primarily due to the inclusion of CCI and because of higher expected sales activity in the Electrical Products Segment particularly for battery booster cables. Prepaid expenses and other current assets decreased to $2,327,000 at September 30, 1996 from $3,535,000 at the end of 1995 due to the collection of certain non-trade receivables. Accounts payable and accrued liabilities increased $18,164,000 (32%) to $75,063,000 at
September 30, 1996 from December 31, 1995 due primarily to the addition of CCI, higher accounts payable to vendors caused in part by the greater level of inventories noted above and increased accrued liabilities due to the timing of payments for certain expenses. Total debt outstanding was $101,133,000 at September 30, 1996, up $26,958,000 from the end of 1995. The increase in total debt was due to the funding of the acquisition of CCI, partially offset by the Company's record cash flow in the first nine months of 1996. Shareholders' equity increased $8,496,000 (11%) in the first three quarters of 1996 to $82,728,000 at September 30, 1996 from the end of 1995 due primarily to the Company's record earnings, partially offset by dividends declared.

Capital expenditures in the nine months ended September 30, 1996 were $7,405,000 compared to $11,856,000 reported in the same period last year. Expenditures in 1996 have been primarily for normal additions and replacements to machinery and equipment, tooling for specific customer applications and capacity enhancements.

Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance future capital expenditures as previously planned and to service all existing debt requirements.


RESULTS OF OPERATIONS

The following table summarizes net sales and operating earnings by segment, in thousands:

                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,
                          ---------------------     ---------------------
                            1996         1995         1996         1995
                          --------     --------     --------     --------
                               (unaudited)                (unaudited)
Net sales:
  Electrical              $ 71,560     $ 63,898     $195,390     $178,902
  Industrial                47,638       44,663      139,465      139,399
                          --------     --------     --------     --------
                          $119,198     $108,561     $334,855     $318,301
                          ========     ========     ========     ========
Income before taxes:
  Electrical              $  5,997     $  3,601     $ 13,863     $  9,310
  Industrial                 6,149        4,998       16,462       15,060
                          --------     --------     --------     --------
    Operating earnings(1)   12,146        8,599       30,325       24,370
  Corporate                 (1,555)      (1,175)      (4,283)      (3,003)
  Merger expenses              ---          ---          ---       (4,510)
  Interest expense, net     (1,815)      (1,677)      (5,150)      (5,360)
  Unallocated                  ---            6          ---          630
                          --------     --------     --------     --------
                          $  8,776     $  5,753     $ 20,892     $ 12,127
                          ========     ========     ========     ========

(1) Operating earnings is defined as Operating profit plus
    Other, net directly attributable to each segment.



Three Months Ended September 30, 1996 and 1995

In the third quarter of 1996 the Company sold more products and generated greater earnings than in any other quarterly period in its history . Net sales, operating profit and net income increased approximately 10%, 42% and 51%, respectively, in the third quarter of 1996 when compared to the same period in 1995. The increases were attributable to the positive operating performance reported in each of the Company's two segments, Electrical and Industrial Products.

Net sales were $119,198,000 in the third quarter of 1996 compared to $108,561,000 reported in the same period in 1995, an increase of $10,637,000 (10%). Each of the Company's two segments contributed to the increase in net sales as demand for the Company's key products remained vibrant throughout the period.
In the Electrical Products Segment, net sales increased $7,662,000 (12%) in the third quarter of 1996 compared to the same period in 1995 primarily because of greater shipments of transformer products, particularly medium power transformers, and the addition of CCI, partially offset by the impact of the disposal of Nehring Electrical Works which was sold in the fourth quarter of 1995. Net sales reported in the Industrial Products Segment increased by $2,975,000 (7%) in the third quarter of 1996 compared to the same period in 1995 due primarily to record sales of engine component products in North America.

Operating profit for the third quarter of 1996 was $11,241,000 compared to $7,911,000 reported for the same period in 1995, an increase of $3,330,000 (42%). Operating profit margins advanced to 9.4% of net sales in the third quarter for 1996, the Company's highest in several years, because of the record sales volume noted above and improved operating efficiencies in most key product lines. This compares favorably to the operating profit margin of 7.3% of net sales reported in the third quarter of 1995. In the Electrical Products Segment, operating earnings in the third quarter of 1996 were $5,997,000 compared to $3,601,000 in the same period a year ago, an increase of $2,396,000 (67%). The increase in operating profit was due primarily to the higher sales volume noted above, benefits from profit improvement programs and the addition of higher margin electronic wire products from CCI. In the Industrial Products Segment, operating earnings improved $1,151,000 (23%) to $6,149,000 in the third quarter of 1996 when compared to the same period in 1995. The increase was due primarily to the record shipments of engine component products in North America and the positive impact of a change in sales mix. Also in the Industrial Products Segment, operating earnings in the third quarter of 1996 for the international operations remained relatively constant compared to the same period in 1995, though the operating performance in Europe and Brazil began to show signs of improvement compared to the first two quarters of 1996. Overall, operating expenses increased $1,873,000 (13%) to $16,023,000 or 13.4% of net sales in the third quarter of 1996 compared to $14,150,000 or 13.0% of net sales reported in the third quarter of 1995. The increase in operating expenses was due primarily to the higher sales noted above and the addition of CCI. The increase in operating expenses as a percentage of sales was due primarily to the sale of Nehring which had substantially lower operating expenses compared to the overall average.

Interest expense, net was $1,815,000 in the third quarter for 1996 compared to $1,677,000 for the same period in 1995, an increase of $138,000 (8%). The increase was due to the higher levels of debt outstanding in the 1996 period due to the acquisition of CCI, partially offset by the lower cost of borrowed funds as a result of the Company's amended and restated loan agreement. Other, net was an expense of $650,000 in the third quarter of 1996 compared to $481,000 in the year ago period. The increase was due to miscellaneous one-time expenses, none of which were significant.

Net income for the third quarter of 1996 was a record $5,129,000 compared to $3,393,000 reported in the same period in 1995, an increase of $1,736,000 (51%). Earnings per share on a fully diluted basis were $0.37 compared to $0.26 for the third quarter of 1995, an increase of 42%. The Company's effective tax rate for the third quarter of 1996 and 1995 was 41.6% and 41.0%, respectively. The difference in rates was due primarily to the acquisition of CCI.

In addition, the Company's consolidated backlog at September 30, 1996 was a record $118,279,000. This represents an increase of $16,979,000 (17%) and $10,112,000 (9%) from December 31, 1995 and
September 30, 1995, respectively. The increases were due primarily to increased orders for engine component products, battery booster cables and the addition of CCI.

Nine Months Ended September 30, 1996 and 1995

Net sales, operating profit and net income (excluding the Merger Expenses, defined below, in the 1995 period) for the first nine months of 1996 were record highs for the Company, up 5%, 30% and 23%, respectively, over the results reported for the same period in 1995.

Net sales for the first nine months of 1996 were $334,855,000 compared to $318,301,000 for the same period in 1995, an increase of 5%. The increase was due primarily to the improved performance in the Electrical Products Segment driven by the record sales volume for medium power transformers and the addition of CCI, partially offset by the sale of Nehring. In the Industrial Products Segment, net sales for the first nine months of 1996 were essentially the same when compared to the year ago period primarily because record demand in North America for the Company's various engine component products was offset by weak orders for spring products domestically and lower shipments of turbochargers in Brazil principally due to soft demand caused by weak economic conditions in that country.

Operating profit for the first nine months of 1996 was $27,485,000 compared to $21,102,000 reported for the same period in 1995, an increase of $6,383,000 (30%). The increase in operating profit was due to the positive financial performance in both of the Company's product segments. Operating earnings in the Electrical Products Segment increased $4,553,000 (49%) to $13,863,000 in the first nine months of 1996 compared to the same period in 1995 due to the record sales volume noted above, improved gross profit margins on key products and the addition of CCI. In the Industrial Product Segment, operating earnings increased $1,402,000 (9%) to $16,462,000 in the first nine months of 1996 compared to the same period in 1995. Operating earnings in this segment were benefitted by strong demand in North America for various engine component products and improved operating efficiencies, partially offset by lower earnings for spring products and Schwitzer's international operations. The international operations were effected by changes in product mix, higher material costs and the impact of a soft economic environment in Brazil. Overall, consolidated operating profit margins for the first three quarters of 1996 improved to 8.2% of net sales from 6.6% reported in the same period in 1995. The improvement was due to higher gross profit margins which were benefitted by the record sales volumes noted above and improved operating efficiencies at key manufacturing facilities, partially offset by greater operating expenses as a percentage of sales. Operating expenses for the first nine months of 1996 were $44,967,000 or 13.4% of net sales compared to $41,063,000 or
12.9% of net sales reported in the year ago period due to the higher sales volume noted above and the addition of CCI.

Interest expense, net for the first nine months of 1996 was $5,150,000 compared to $5,360,000 for the same period in 1995, a decrease of $210,000 (4%). The decrease was due to the lower cost of borrowed funds in 1996, partially offset by higher debt levels throughout the 1996 period due to the acquisition of CCI. Other, net for the nine months ended September 30, 1996 was an expense of $1,443,000 compared to expense of $3,615,000 in the same period in 1995. Other, net in the 1995 period included certain expenses related to the merger with Schwitzer, completed in May 1995. Total merger expenses, including costs associated with the early retirement of certain outstanding debt of Schwitzer, were $5,600,000 net of tax (the "Merger Expenses"). Excluding the effect of the Merger Expenses, the Company recorded income of $895,000 in the first nine months of 1995 in Other, net, primarily because of a non-recurring gain on the settlement of certain liabilities and income from a covenant not to compete which expired in the second quarter of 1995.

Net income for the first nine months of 1996 increased $2,324,000 (23%) to $12,279,000 from $9,955,000 for the same period in 1995, prior to deducting the Merger Expenses. After deducting the Merger Expenses, the Company reported net income of $4,355,000 for the 1995 period. Earnings per share on a fully diluted basis were $0.89 in the first three quarters of 1996 compared to $0.76 for the same period in 1995 prior to deducting the Merger Expenses, and $0.33 after taking such expenses into account. In addition, net income in the first nine months of 1995 was benefitted by $1,251,000 (net of tax) or $0.09 per share related to the non-recurring items included in Other, net noted above. The Company's effective tax rate for the nine months ended September 30, 1996 and 1995 was 41.2% and 48.7%, respectively. The difference in rates was due primarily to the non-deductibility of certain Merger Expenses in the 1995 period. The fully diluted average shares outstanding in the first nine months for 1996 were 13,872,000 compared to 13,181,000 in the year ago period, an increase of 691,000 (5%).

OUTLOOK FOR 1996

Management believes the results of the third quarter support its view that the Company is positioned to grow and prosper in the future. However, management's optimism about the future continues to be tempered somewhat by matters including the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.

SAFE HARBOR STATEMENT

Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors and other risk factors.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

  10.1    Sixth Amendment to Credit Agreement dated as of July 1,
          1996 among the Registrant, The Chase Manhattan Bank,
          N.A. as Administrative Agent and certain other parties.

  27.0    Financial Data Schedule for the nine month period ended
          September 30, 1996.

(b)  Reports on Form 8-K

     During the period covered by this report, Registrant has filed the following reports on Form 8-K.

     Form 8-K dated September 20, 1996 and reporting under Item 5 an agreement to purchase assets.

                                SIGNATURES
                                ----------

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




Date:     November 6, 1996
      -----------------------