Form 10-K405
period 1996-12-31
KUHLMAN CORP
filed 1997-03-26
CIK 56955

SECURITIES AND EXCHANGE COMMISSION
              -----------------------------------------------------
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996, or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
              -----------------------------------------------------
                          COMMISSION FILE NUMBER 1-7695

                               KUHLMAN CORPORATION
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           DELAWARE                                           58-2058047
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)
               3 SKIDAWAY VILLAGE SQUARE, SAVANNAH, GEORGIA 31411
               (Address of Principal Executive Offices) (Zip Code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (912) 598-7809
           Securities Registered Pursuant to Section 12(b) of the Act:
                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
    Common Stock, $1.00 Par Value                   New York Stock Exchange
   Preferred Stock Purchase Rights                  New York Stock Exchange
           Securities Registered Pursuant to Section 12(g) of the Act:
                                                       None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
     As of March 1, 1997, 13,753,367 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price on the New York Stock Exchange) of the Registrant held by non-affiliates (including two executive officers) was approximately $313,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into this Form 10-K:

     Part II: Annual Report to Shareholders of the Registrant for the year ended December 31, 1996. Part III: Definitive Proxy Statement of the Registrant in connection with the 1997 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1.           BUSINESS

GENERAL

         Kuhlman Corporation (the "Registrant" or "Company"), a Delaware corporation whose predecessor company was founded in 1894, is an industrial manufacturing company that owns and manages a group of operating businesses. These companies include, among others, Kuhlman Electric Corporation ("Kuhlman Electric"), Coleman Cable Systems, Inc. ("Coleman Cable"), Schwitzer, Inc. ("Schwitzer"), and Emtec Products Corporation ("Emtec"), and they are organized into two business segments, Electrical Products and Industrial Products. In the Electrical Products Segment, the Company designs, manufactures and markets electrical utility and industrial type transformers for various markets and industries involved in electrical distribution systems; and manufactures and markets electronic and electrical wire and cable products for numerous commercial, industrial and consumer uses. In the Industrial Products Segment, the Company designs, manufactures and markets turbochargers, engine cooling fans, fan drives and crankshaft vibration dampers used in diesel and gasoline engines for truck, agricultural, construction and other industrial and commercial applications; and spring products and metal stampings used by other manufacturers in their products or production process. The executive office of the Company is located at 3 Skidaway Village Square, Savannah, Georgia 31411. The telephone number is (912) 598-7809.

MERGER

         On May 31, 1995, a wholly-owned subsidiary of the Company merged with and into Schwitzer. In the transaction, shares of Schwitzer common stock were converted into shares of the Company's common stock using an exchange ratio of
0.9615 share of the Company's common stock for each share of Schwitzer's common stock. The Company issued 6,980,000 shares of its common stock to effect the merger with Schwitzer. The merger was accounted for under the pooling of interests method of accounting, and accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the results of Schwitzer.

RECENT DEVELOPMENT

         On March 10, 1997, the Company, through a wholly-owned subsidiary, purchased certain assets of the Transportation Products Group ("TPG") of Kysor Industrial Corporation, a Michigan Corporation traded on the New York Stock Exchange. The purchase price for TPG was $86,000,000 in cash plus the assumption of certain liabilities in the amount of approximately $20,000,000. The purchase of TPG was financed from borrowings under the Company's credit facility.

         TPG designs and manufactures proprietary products consisting of polymer fans and fan clutches, various engine monitoring devices, truck fuel tanks, marine instruments, and heating, ventilating and air conditioning systems for commercial and industrial vehicles. The principal markets for TPG's products are original equipment manufacturers ("OEMs") of light-, medium- and heavy-duty trucks, buses, off-highway equipment and the marine industry. In 1996, net sales for TPG were approximately $137,700,000.

BUSINESS SEGMENTS

         The Company is organized into two business segments: Electrical Products and Industrial Products. The following discussion addresses the products, markets and organization of each of the Company's segments. For financial information relating to the Company's business segments and domestic and international operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 24 and Note 13 of Notes to Consolidated Financial Statements on page 38 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference.

ELECTRICAL PRODUCTS SEGMENT

         The Electrical Products Segment is comprised of Kuhlman Electric and Coleman Cable. Demand and profitability for the segment are generally affected by the level of domestic economic activity in the consumer, commercial and industrial markets served. Housing starts, commercial and industrial construction, maintenance and upgrading of established electrical systems, and electrical usage are key indicators of demand for the segment's various electrical products.

KUHLMAN ELECTRIC

         Kuhlman Electric and its wholly-owned subsidiary, Associated Engineering Company, manufacture and market electrical utility and industrial-type transformers used in electrical distribution systems serving residences and commercial and industrial buildings. These transformers range from small instrument transformers used in the metering and switching of electricity and pole-mounted, surface-mounted, or underground transformers serving from one to eight residences, up to medium-size power transformers which are used in utility substations or commercial-type electrical power centers serving shopping centers, apartment complexes, factories and other users of electric power. Generally, Kuhlman Electric's products are designed and built to the requirements specified by the customer and agreed to at the time the order is placed. Executive and administrative functions for Kuhlman Electric are located in Versailles, Kentucky.

         The principal market for Kuhlman Electric's transformer products is electric utility companies throughout the United States. A significant portion of the distribution, power, and instrument transformers manufactured by Kuhlman Electric in 1996 were marketed directly through twelve sales professionals and sales engineers. The balance was sold through nineteen independent commissioned sales organizations, which employ approximately sixty salespersons and sales engineers.

COLEMAN CABLE

         Coleman Cable was acquired by the Company on December 15, 1993. Coleman Cable manufactures and distributes a wide range of electrical and electronic wire and cable products for consumer, commercial and industrial markets. Coleman Cable's products are sold directly through seventeen employee salespersons and numerous manufacturers' representatives employing over 700 salespersons to electrical and commercial contractors, security distributors, mass merchandisers and specialty retailers, and various industrial and OEM users on a nationwide basis. Executive and administrative functions for Coleman Cable are conducted at its principal office located in North Chicago, Illinois.

         Coleman Cable is organized into the following three business units which have been set up primarily along basic product or distribution lines:

         COLEMAN/CCI WIRE AND CABLE COMPANY. Coleman/CCI Wire and Cable Company provides a line of flexible cords, power cables, control cables, robotics cables, diesel locomotive cables and specialty cables used in the distribution of portable power for construction, industrial and OEM applications. Through the acquisition of Communication Cable, Inc. in 1996, the business enhanced its product offering to include coaxial, multiconductor and "category" cables used for various electronic applications including data, voice and video communications. Coleman Cable's cable and wire products are sold to electrical distributors, wire and cable distributors, OEMs and government agencies through its employee sales force and independent representatives.

         CORD PRODUCTS DIVISION. Coleman Cable's Cord Products Division manufactures and distributes a line of cord sets, trouble lights, cube taps, battery booster cables, power supply cords, temporary outdoor lighting and ground fault interrupters for consumer, contractor and OEM applications. Its products are used for both home and commercial electrical needs and are sold through mass merchandisers, hardware wholesalers, automotive retailers, warehouse clubs, home centers, hardware chains, contractor/industrial supply houses and electrical distributors. Also, Coleman Cable believes that its Cord Products Division is one of the leading providers of extension cords and battery booster cables to the contractor supply market and nationally recognized retailers, respectively. Through the acquisition of substantially all of the assets of Web Wire Products, Inc. in 1996, the Cord Products Division enhanced its product offering to include battery cables, ignition wire sets and related products for use by consumers through specialty automotive retailers. Products of the Cord Products Division are sold through its internal sales force and independent distributors.

         ELECTRONIC WIRE AND CABLE DIVISION. Coleman Cable's Electronic Wire and Cable Division manufactures electronic wire and cable, shielded and unshielded low voltage control cables, fire alarm cables, plenum cables, closed circuit television wire and speaker cable for a multitude of applications used by burglar alarm, fire alarm and sound system installers, electrical contractors, energy management specialists and OEMs. The primary market for "Signal" trade name products is the security industry where the Company believes that it is one of the leading manufacturers and suppliers of security cables in the United States. Signal products are sold to security and equipment distributors, sound contractors, wire and cable distributors, electronic parts distributors, electrical distributors and OEMs through its employee sales force and to a lesser extent independent sales representatives.

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

INDUSTRIAL SEGMENT

         The Industrial Products Segment is comprised of Schwitzer and Emtec. Demand and profitability in this segment are affected by economic conditions in industrialized and developing regions of the world. Capital expenditures for light-, medium- and heavy-duty trucks, construction and agricultural equipment and other industrial transportation equipment are indirect indicators of demand for the segment's products.

SCHWITZER

         Schwitzer designs, manufactures and markets technically advanced components, including turbochargers, fan drives, cooling fans and crankshaft vibration dampers, for enhancing the efficiency of non-passenger car diesel and gasoline engines. These components improve engine performance in terms of horsepower output, fuel efficiency, emissions and durability and are custom designed to meet the specific engine applications of each customer. Engines incorporating the Company's products are used in light-, medium- and heavy-duty trucks, in agricultural and construction equipment, and in other industrial and commercial applications. Sales of turbochargers accounted for approximately 25 percent, 26 percent and 25 percent of the consolidated net sales of the Company during 1996, 1995 and 1994, respectively. Schwitzer believes that it is one of the leading independent suppliers of turbochargers to the non-passenger car market in the world.

         Schwitzer's primary customers are the world's leading engine builders, located primarily in North America, Western Europe, South America and Japan. Schwitzer sells its products to OEMs and aftermarket customers through its internal sales force and through approximately 200 independent distributors to customers in more than 60 countries throughout the world. Schwitzer's executive office is located in Indianapolis, Indiana and its manufacturing locations
                                       -4-
include operations in the United States, England and Brazil.


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

CUSTOMERS; SEASONALITY

         During 1996, 1995 and 1994, various purchasing units of Caterpillar, Inc. accounted for 9%, 10% and 11%, respectively, of the consolidated net sales of the Company. The Company's net sales are not seasonal to any significant extent; however, net sales are generally related to economic activity.

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

         The following table sets forth backlog orders which the Company believes to be firm as of the dates indicated, although orders generally may be canceled by customers without penalty:

                                                      At December 31
                                                  1996           1995
                                                   (in thousands)
   Electrical Products Segment               $    51,266      $    40,891
   Industrial Products Segment                    67,715           60,409
                                              -----------      -----------
                                              $   118,981      $   101,300
                                               ===========      ===========

         At December 31, 1996 substantially all of the Company's backlog orders were expected to be completed by December 31, 1997

ENGINEERING AND PRODUCT DEVELOPMENT

         Kuhlman Corporation is continually seeking to improve existing products and apply and enhance technologies for new products. Engineering expenses include activities associated with product development, the application of products to specific customer needs, and ongoing efforts to refine and enhance existing products. These costs are expensed as incurred and totaled approximately $7,009,000, $6,745,000 and $7,574,000 in 1996, 1995 and 1994,
respectively.

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

EMPLOYEES

         As of December 31, 1996 and 1995, the Company employed 2,782 and 2,284 persons, respectively, approximately 944 of whom are currently subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

ITEM 2.           PROPERTIES

         As of December 31, 1996, the Company operated sixteen manufacturing plants, including two foreign plants. Of these manufacturing plants, ten are owned, five are leased, and one is partially owned and partially leased. The fourteen domestic plants are located in the states of Arkansas, California, Florida, Georgia, Illinois, Kentucky, Michigan, Mississippi, North Carolina and Ohio. The Company's Industrial Products Segment operates two foreign manufacturing plants, both of which are owned and located in England and Brazil. A subsidiary in the Industrial Products Segment also operates a research and development facility in Indianapolis, Indiana. In the opinion of the Company, its properties have been well maintained and are in the proper condition necessary to operate at present levels. A summary of floor space of the principal facilities by business segment at December 31, 1996 is as follows:


                        Manufacturing(1)(2)            Office(1)              Warehousing
                         Owned      Leased        Owned      Leased         Owned      Leased          Total
                         -----      ------        -----      ------         -----      ------          -----
                                                    (In Thousands of Square Feet)

Electrical                  912         423           52           37            15         220         1,659
Industrial                  402         132           88           21           ---          17           660
Corporate                   ---         ---           16          ---           ---         ---            16
                      ---------    --------     --------    ---------     ---------   ---------     ---------
                          1,314         555          156           58            15         237         2,335
                      =========    ========     ========    =========     =========   =========     =========

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers of the Registrant:


                                               Officer of
                                                 Kuhlman
         Name                       Age          Since                          Position

Robert S. Jepson, Jr.               54           1993            Chairman of the Board, Chief Executive
                                                                   Officer and Director
Curtis G. Anderson                  55           1994            President, Chief Operating Officer
                                                                  and Director
Gary G. Dillon                      62           1995            Chairman, President and Chief
                                                                   Executive Officer of Schwitzer, Inc.
                                                                   and Director
Vernon J. Nagel                     39           1993            Executive Vice President of Finance,
                                                                   Chief Financial Officer and Treasurer
Richard A. Walker                   45           1984            Executive Vice President, Chief
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

         Mr. Walker has served as an Executive Vice President or similar position with the Company, as well as General Counsel and Secretary, since 1991. He has served as Chief Administrative Officer since 1994. From 1984 until 1991, he served as Vice President, General Counsel and Secretary of the Company. Prior thereto, Mr. Walker was a partner in the law firm of Harness, Dickey & Pierce.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         Information with respect to the principal market for the Registrant's common stock, the high and low sales prices of such common stock and dividends paid with respect thereto, and the approximate number of holders of record of such common stock is incorporated herein by reference to the information contained under the caption "-Note 4. Debt" on page
32 and "Common Stock Price Ranges" on page 42 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 6.           SELECTED FINANCIAL DATA

         Information with respect to selected financial data for the Registrant is incorporated herein by reference to information set forth under the caption "Five-Year Selected Financial Data" on page 20 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Registrant's
                                      -11-

 Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Report of Independent Public Accountants," and "Notes to Consolidated Financial Statements" on pages 25 through 40 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors of the Registrant is incorporated herein by reference to the information contained under the caption "Information Regarding Kuhlman Directors, Nominees for Directors of Kuhlman and Executive Officers" on pages 3 through 5 of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

         Information with respect to executive officers of the Registrant is included herein under the caption "Executive Officers of the Registrant."

ITEM 11.          EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation is incorporated herein by reference to the information contained under the caption "Compensation of Directors," "Executive Compensation," "Savings and Pension Plans," and "Option/SAR Grants During 1996" of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and under the caption "New Plan Benefits" of such Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the information contained under the caption "Principal Stockholders and Beneficial Ownership of Management of Kuhlman" of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the information contained under the caption "Related Transactions" of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                                      PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements

                           The following consolidated financial statements of
                  Kuhlman Corporation and subsidiaries included in the Kuhlman Corporation 1996 Annual Report to its shareholders for the year ended December 31, 1996, are incorporated herein by reference:

                           Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.

                           Consolidated Balance Sheets - December 31, 1996 and 1995.

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

                           Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996.

                           Notes to Consolidated Financial Statements.

                  The financial statement schedule listed below for each of the three years in the period ended December 31, 1996 is submitted herewith together with the report and consent of independent public accountants.

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

                           2.2 Tender Offer Statement by the Registrant regarding Communication Cable, Inc. (incorporated by reference to Schedule 14D-1 filed by the Registrant on November 29, 1995).

                           2.3 Supplement dated February 1, 1996 to Offer to Purchase dated November 29, 1995 by Kuhlman Acquisition Corp. (incorporated by reference to Exhibit (a)(15) to Amendment No. 4 to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated February 1, 1996).

                           2.4 Letter of Transmittal to Tender Shares of Common Stock of Communication Cable, Inc. (incorporated by reference to Exhibit
                                     (a)(2)  to   Schedule   14D-1  of   Kuhlman
                                     Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated November 29, 1995).

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

                           3.3      Certificate of the Voting Powers,
                                    Designations, Preferences, and Relative,
                                    Participating, Optional, or Other Special
                                    Rights, and the Qualifications, Limitations, or Other Restrictions thereof of the Junior Participating Preferred Stock, Series A of Kuhlman Corporation dated May 31, 1995 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 1995).

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

                           10.4     Non-Employee Directors Stock Plan
                                    (incorporated by reference to Exhibit 4 to the Registrant's Form 10-Q for the quarter ended June 30, 1993).

                           10.5     1994 Stock Appreciation Rights Plan
                                    (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1994).

                           10.6      Amended  1994  Stock  Option  Plan  of  the
                                     Registrant.

                           10.7 Schwitzer, Inc. Long-Term Executive Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-61255).

                           10.8 Sixth Amendment to Credit Agreement dated July 1, 1996 among the Registrant, The Chase Manhattan Bank, N.A. as Administrative Agent and the participating lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

                           13.0 Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1996 appearing under the captions "Five-
                                    Year Selected Financial Data," "Management's
                                    Discussion and Analysis of Financial
                                    Condition and Results of Operations,"
                                    "Consolidated Statements of Income,"
                                    "Consolidated Balance Sheets," "Consolidated
                                    Statements of Cash Flows," "Consolidated
                                    Statements of Shareholders' Equity," "Report of Independent Public Accountants," "Notes to Consolidated Financial Statements" and "Common Stock Price Ranges."

                           21.0     Subsidiaries of the Registrant.

                           23.0     Consent of Independent Public Accountants.

                           24.0     Power of Attorney.

                           27.0     Financial Data Schedule.

         (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1996.

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a)(2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the Kuhlman Corporation 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997 (except with respect to the matter discussed in Note 17 to the consolidated financial statements, as to which the date is March 10, 1997). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule to consolidated financial statements listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/ ARTHUR ANDERSEN LLP

                                                      ARTHUR ANDERSEN LLP



Louisville, Kentucky
February 3, 1997 (Except with respect to the matter discussed in Note 17 to the consolidated financial statements, as to which the date is March 10, 1997.)

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                       Column A                          Column B           Column C       Column D              Column E
-----------------------------------------------------  -------------     -------------     ------------         ----------

                                                      Balance at
                                                      Beginning                                                Balance at
                      Description                     of Period          Additions     Write-offs, Net        End of Period

        VALUATION AND QUALIFYING ACCOUNTS FROM
        ASSETS IN CONSOLIDATED BALANCE SHEETS -
                  DOUBTFUL ACCOUNTS-



          Year Ended December 31, 1996 (1)             $ 1,442               1,093           (191)              $   2,344
          Year Ended December 31, 1995                 $   990               1,211           (759)              $   1,442
          Year Ended December 31, 1994                 $   900                 250           (160)              $     990


     (1) Additions and year-end balance reflect amounts related to the acquisitions of CCI and Web Wire.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
         Date: March 26, 1997
                                    KUHLMAN CORPORATION

                                    By:      /s/ ROBERT S. JEPSON, JR.
                                         Robert S. Jepson, Jr.
                                         CHAIRMAN OF THE BOARD AND
                                         CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                                                 TITLE                    DATE

ROBERT S. JEPSON, JR.*              Chairman of the Board and                  )  March 26, 1997
                                    Chief Executive Officer (Principal         )
                                    Executive Officer and Director)            )
VERNON J. NAGEL*                    Executive Vice President of                )  March 26, 1997
                                    Finance, Chief Financial Officer           )
                                    and Treasurer (Principal Financial         )
                                    and Accounting Officer)                    )
CURTIS G. ANDERSON*                 President, Chief Operating Officer            March 26, 1997
                                    and Director                               )
WILLIAM E. BURCH*                   Director                                   )  March 26, 1997
STEVE CENKO*                        Director                                   )  March 26, 1997
GARY G. DILLON*                     Director                                   )  March 26, 1997
ALEXANDER W. DREYFOOS, JR.*         Director                                   )  March 26, 1997
WILLIAM M. KEARNS, JR.*             Director                                   )  March 26, 1997
GEORGE J. MICHEL, JR.*              Director                                   )  March 26, 1997
GENERAL H. NORMAN SCHWARZKOPF*      Director                                   )  March 26, 1997

*By   /s/ ROBERT S. JEPSON, JR.     Individually and as                        )  March 26, 1997
     ---------------------------    Attorney-in-Fact
        Robert S. Jepson, Jr.



                                  EXHIBIT INDEX

 EXHIBIT NO.                 DESCRIPTION                                 PAGE*

    2.1 Agreement and Plan of Merger by and between Kuhlman Corporation, Spinner Acquisition Corp. and
             Schwitzer, Inc. (incorporated by reference to Exhibit
             2.1 to Registration Statement No. 33-58133).

    2.2      Tender Offer Statement by the Registrant regarding
             Communication Cable, Inc. (incorporated by reference to Schedule 14D-1 filed by the Registrant on November 29, 1995).

    2.3 Supplement dated February 1, 1996 to Offer to Purchase dated November 29, 1995 by Kuhlman Acquisition Corp. (incorporated by reference to Exhibit (a)(15) to Amendment No. 4 to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated February 1, 1996).

    2.4 Letter of Transmittal to Tender Shares of Common Stock of Communication Cable, Inc. (incorporated by reference to Exhibit (a)(2) to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman
             Corporation regarding Communication Cable, Inc. dated November 29, 1995).

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






----------------------------
* Included only in manually-signed original.

                                  EXHIBIT INDEX

   EXHIBIT NO.                DESCRIPTION                                 PAGE*

   3.3 Certificate of the Voting Powers, Designations, Preferences, and Relative, Participating, Optional, or Other Special Rights, and the Qualifications, Limitations, or Other Restrictions thereof of the Junior Participating Preferred Stock, Series A of Kuhlman Corporation dated May 31, 1995 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 1995).

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

  10.4 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 4 to the Registrant's Form 10-
           Q for the quarter ended June 30, 1993).

  10.5 1994 Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Form
           10-K for the year ended December 31, 1994).

  10.6     Amended 1994 Stock Option Plan of the Registrant.




----------------------------
* Included only in manually-signed original.

                                      EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                 PAGE*

 10.7           Schwitzer, Inc. Long-Term Executive Incentive
                Compensation Plan, as amended (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-61255).

 10.8 Sixth Amendment to Credit Agreement dated July 1, 1996 among the Registrant, The Chase Manhattan Bank, N.A. as Administrative Agent and the participating lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

 13.0 Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1996 appearing under the captions "Five-Year Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Report of Independent Public Accountants," "Notes to Consolidated Financial Statements" and "Common Stock Price Ranges."

 21.0           Subsidiaries of the Registrant.

 23.0           Consent of Independent Public Accountants.

 24.0           Power of Attorney.

 27.0           Financial Data Schedule.


----------------------------
* Included only in manually-signed original.