Form 10-Q
period 1997-03-31
KUHLMAN CORP
filed 1997-05-15
CIK 56955

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

               For the Quarterly Period Ended March 31, 1997

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

                Yes     X          No
                   ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                Outstanding at April 30, 1997
            ------                -----------------------------
  Common Stock, $1.00 Par Value            13,797,429

---------------------------------------------------------------

ITEM 1.                     KUHLMAN CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended
                                                    March 31,
                                          ----------------------------
                                             1997              1996
                                          ----------        ----------
                                                  (Unaudited)
                                      (In thousands, except per share data)
 Net sales. . . . . . . . . . . . . .     $  134,148     $  103,457
 Cost of goods sold . . . . . . . . .        104,406         81,993
                                          ----------     ----------
 Gross profit . . . . . . . . . . . .         29,742         21,464
 Selling, engineering, general and
    administrative expenses . . . . .         18,491         13,722
                                          ----------     ----------

 Operating profit . . . . . . . . . .         11,251          7,742
                                          ----------     ----------

 Other income(expense):
    Interest expense, net . . . . . .         (1,938)        (1,563)
    Other, net. . . . . . . . . . . .           (315)          (437)
                                          ----------     ----------
       Total other income(expense), net       (2,253)        (2,000)
                                          ----------     ----------
 Income before taxes. . . . . . . . .          8,998          5,742
 Taxes on income. . . . . . . . . . .          3,716          2,324
                                          ----------     ----------
 Net income . . . . . . . . . . . . .     $    5,282     $    3,418
                                          ==========     ==========

 Per share amounts:
    Net income - primary  . . . . . .     $     0.36     $     0.26
                                          ==========     ==========
    Net income - fully diluted  . . .     $     0.36     $     0.25
                                          ==========     ==========


 Average shares outstanding:
    Primary . . . . . . . . . . . . .         14,479         13,181
                                          ==========     ==========
    Fully diluted . . . . . . . . . .         14,574         13,656
                                          ==========     ==========







                      The Notes To Consolidated Financial Statements
                   should be read in conjunction with these statements.

                           KUHLMAN CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)



                                                       March 31,   December 31,
                                                         1997          1996
                                                       ---------   -----------
                                                     (Unaudited)
                                          ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . .  $   6,781   $   2,209
   Accounts receivable, less reserves of $3,722 and
     $2,344 at March 31, 1997 and December 31, 1996,
     respectively                                         93,356      70,079
   Inventories  . . . . . . . . . . . . . . . . . . .     68,338      52,530
   Deferred income taxes. . . . . . . . . . . . . . .     10,338       7,810
   Prepaid expenses and other current assets               4,464       3,502
                                                       ---------   ---------
       Total current assets . . . . . . . . . . . . .    183,277     136,130
                                                       ---------   ---------
Plant and equipment, at cost:
   Land, buildings and leasehold improvements             51,981      42,213
   Machinery and equipment  . . . . . . . . . . . . .    155,982     122,655
   Construction in progress . . . . . . . . . . . . .      3,352       2,825
                                                       ---------   ---------
                                                         211,315     167,693
   Less - accumulated depreciation  . . . . . . . . .    (92,943)    (89,829)
                                                       ---------   ---------
                                                         118,372      77,864
                                                       ---------   ---------
Intangible assets, net of amortization of $4,998
     and $4,441 at March 31, 1997 and December
     31, 1996, respectively . . . . . . . . . . . . .    105,733      58,326
                                                       ---------   ---------
Other assets  . . . . . . . . . . . . . . . . . . . .     12,607       5,096
                                                       ---------   ---------
                                                       $ 419,989   $ 277,416
                                                       =========   =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt  . . . . . . . .  $  12,528   $   2,295
   Accounts payable . . . . . . . . . . . . . . . . .     47,296      35,410
   Accrued liabilities  . . . . . . . . . . . . . . .     69,312      43,833
                                                       ---------   ---------
       Total current liabilities  . . . . . . . . . .    129,136      81,538
                                                       ---------   ---------
Bank debt . . . . . . . . . . . . . . . . . . . . . .    163,184      87,764
Other long-term debt  . . . . . . . . . . . . . . . .      4,499       4,538
                                                       ---------   ---------
    Total long-term debt  . . . . . . . . . . . . . .    167,683      92,302
                                                       ---------   ---------
  Accrued postretirement benefits . . . . . . . . . .     19,403       8,859
                                                       ---------   ---------
  Other long-term liabilities . . . . . . . . . . . .      8,859       3,143
                                                       ---------   ---------
       Total liabilities  . . . . . . . . . . . . . .    325,081     185,842
                                                       ---------   ---------
Shareholders' equity:
  Preferred stock, par value $1.00, authorized
     2,000 shares, none issued; Junior participating
     preferred stock, series A, no par value,
     authorized 200 shares, none issued . . . . . . .        ---         ---
  Common stock, par value $1.00, authorized 20,000
     shares, issued 13,835 shares at March 31, 1997
     and 13,803 at December 31, 1996, respectively. .     13,835      13,803
  Additional paid-in capital  . . . . . . . . . . . .     33,174      32,749
  Retained earnings . . . . . . . . . . . . . . . . .     50,490      47,272
  Foreign currency translation adjustments. . . . . .       (981)       (640)
  Minimum pension liability . . . . . . . . . . . . .       (690)       (690)
                                                       ---------   ---------
                                                          95,828      92,494
  Less - treasury shares at cost (72 shares at
     March 31, 1997 and December 31, 1996)  . . . . .       (920)       (920)
                                                       ---------   ---------
       Total shareholders' equity . . . . . . . . . .     94,908      91,574
                                                       ---------   ---------
                                                       $ 419,989   $ 277,416
                                                       =========   =========


                      The Notes to Consolidated Financial Statements
                   should be read in conjunction with these statements.

                           KUHLMAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            1997         1996
                                                          ---------   ---------
                                                               (Unaudited)
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . .    $   5,282   $   3,418

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization . . . . . . . . . .        3,988       3,026
     Deferred income taxes, net  . . . . . . . . . . .         (539)        708
     Provision for losses on accounts receivable . . .          121         138
     Other, net  . . . . . . . . . . . . . . . . . . .           55        (200)
     Changes in operating assets and liabilities: (1)
        Accounts receivable  . . . . . . . . . . . . .       (4,216)     (1,487)
        Inventories  . . . . . . . . . . . . . . . . .       (3,077)     (2,340)
        Prepaid expenses and other current assets. . .           56         863
        Accounts payable . . . . . . . . . . . . . . .        4,009       5,530
        Accrued liabilities. . . . . . . . . . . . . .        3,449       1,254
                                                          ---------   ---------
            Net cash provided by operating activities.        9,128      10,910
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures  . . . . . . . . . . . . . .       (2,606)     (1,753)
     Acquisitions, net of cash acquired  . . . . . . .      (85,375)    (31,826)
     Proceeds from the sale of assets  . . . . . . . .           52         ---
                                                          ---------   ---------
        Net cash used by investing activities               (87,929)    (33,579)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolving loan facility . . . . . .       (4,319)    (10,452)
     Proceeds from issuance of long-term debt. . . . .       90,000      36,020
     Repayments of long-term debt  . . . . . . . . . .         (754)       (664)
     Dividends paid  . . . . . . . . . . . . . . . . .       (2,060)     (1,975)
     Stock options exercised and other.  . . . . . . .          443          62
                                                          ---------   ---------
        Net cash provided by financing activities  . .       83,310      22,991
                                                          ---------   ---------
Effect of exchange rate changes on cash. . . . . . . .           63          95
                                                          ---------   ---------
Net increase in cash and cash equivalents  . . . . . .        4,572         417
Cash and cash equivalents at beginning of period . . .        2,209         581
                                                          ---------   ---------

     Cash and cash equivalents at end of period. . . .    $   6,781   $     998
                                                          =========   =========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest  . . . . . . . . . . . . . . . . . . . .    $   2,076   $   1,483
                                                          =========   =========
     Income taxes, net of refunds  . . . . . . . . . .    $     581   $    (580)
                                                          =========   =========


(1) Net of the effects of acquisitions, where applicable.



                      The Notes To Consolidated Financial Statements
                   should be read in conjunction with these statements.

                           KUHLMAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         For The Three Months Ended March 31, 1997
                                        (Unaudited)
                                      (In thousands)

                                             Foreign
                      Additional            Currency   Minimum
               Common   Paid-in   Retained Translation Pension Treasury
                Stock   Capital   Earnings Adjustment Liability  Stock   Total
              -----------------------------------------------------------------
Balance at
 December 31,
 1996 . . . . $ 13,803  $ 32,749  $ 47,272  $ (640)  $ (690)  $ (920)  $ 91,574
              --------  --------  --------  ------   ------   ------   --------

Net income. .      ---       ---     5,282     ---      ---      ---      5,282

Cash dividends
  declared
  ($0.15 per
  share). . .      ---       ---    (2,064)    ---      ---      ---     (2,064)

Foreign currency
  translation
  adjustment.      ---       ---       ---    (341)     ---      ---       (341)

Stock options
  exercised and
  other . . .       32       425       ---     ---      ---      ---        457
              --------  --------  --------  ------   ------   ------    -------
Balance at
  March 31,
  1997. . . . $ 13,835  $ 33,174  $ 50,490  $ (981)  $ (690)  $ (920)   $94,908
              ========  ========  ========  ======   ======   ======    =======








                      The Notes To Consolidated Financial Statements
                   should be read in conjunction with these statements.

               KUHLMAN CORPORATION AND SUBSIDIARIES

                    __________________________


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1997
                           (Unaudited)


1.   Consolidated Financial Statements

     The consolidated balance sheet at March 31, 1997 and the related consolidated statements of income, cash flows and shareholders' equity for the three months ended March 31, 1997 and 1996, have been prepared by Kuhlman Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations, cash flows and shareholders' equity for three months ended March 31, 1997 and 1996, have been made. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. These consolidated financial statements, including the notes thereto, should be read in conjunction with the Company's audited consolidated financial statements as of and for the three years in the period ended December 31, 1996 included in the Company's annual report on Form 10-K.

     The results of operations for the three months ended March
31, 1997 are not necessarily indicative of the results to be expected for the full year 1997.

2.   Acquisition of Kysor Transportation Products Group

     On March 10, 1997, the Company purchased certain assets of the Transportation Products Group ("Kysor") of Kysor Industrial Corporation, a Michigan Corporation traded on the New York Stock Exchange. The purchase price for Kysor was $86,000,000 in cash plus the assumption of certain liabilities in the amount of approximately $46,000,000. The purchase of Kysor was financed from borrowings under the Company's existing credit facility.

     The transaction is being accounted for as a purchase, and the goodwill associated with the transaction will be amortized over 40 years. The purchase price has been allocated to the assets based on their estimated fair market value, subject to adjustment should new or additional facts about the business become known. The excess of the purchase price over the fair value of assets is approximately $47,700,000, subject to future adjustments, if any. The results of operations for Kysor are included in the consolidated financial statements of the Company from the date of acquisition.

     The following unaudited pro forma information for the periods shown below gives effect to the Kysor acquisition as if it had occurred as of the beginning of each period.


                                     Year Ended         Quarter Ended
                                     December 31,          March 31,
                                      ---------     -----------------------
In thousands, except per share data      1996          1997          1996
                                      ---------     ---------     ---------
Net sales  . . . . . . . . . . . .    $ 592,619     $ 160,957     $ 138,357

Net income . . . . . . . . . . . .    $  20,771     $   6,107     $   4,353

Fully diluted per share amounts:
    Net income . . . . . . . . . .    $    1.44     $    0.42     $    0.32



     The unaudited pro forma information assumes the acquisition of the net assets at the beginning of the periods presented and, accordingly includes adjustments for goodwill amortization, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the periods presented.

3.   Earnings and Dividends Per Share

     Earnings per share in the accompanying consolidated statements of income for the three months ended March 31, 1997 and 1996 have been computed based on the weighted average number of shares of common stock and common stock equivalents, if any, outstanding throughout the period. Primary and fully diluted shares used in the per share calculation in 1997 included approximately 734,000 and 811,000 shares, respectively, resulting from the dilutive effect of common stock equivalents. Fully diluted shares used in the per share calculation in 1996 included 475,000 shares resulting from the dilutive effect of common stock equivalents. There was no materially dilutive effect on primary earnings per share during the first quarter of 1996.

     A cash dividend of $0.15 per share was declared during each of the first quarters of 1997 and 1996.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard will not be effective for the Company until the completion of its fourth quarter and year-end for 1997. The pro forma Basic and Diluted EPS for the first quarter of 1997 and 1996, respectively, assuming the application of SFAS No. 128 at the beginning of those periods, is as follows:



In thousands, except per share data         1997        1996
                                          --------    --------
Earnings per share:
   Basic                                  $   0.38    $   0.26
   Diluted                                $   0.36    $   0.25

Average shares outstanding:
   Basic                                    13,746      13,181
   Diluted                                  14,479      13,559

Number of common stock
   equivalents in diluted
   shares outstanding                          733         378

4.   Inventories

     Inventories consisted of the following, in thousands:




                                   March 31, December 31,
                                     1997        1996
                                  ---------   ---------
                                 (unaudited)
          FIFO cost:
             Raw materials        $  29,312   $  24,648
             Work-in-process         16,744       9,790
             Finished goods          24,199      19,440
                                  ---------   ---------
                Total                70,255      53,878
          Excess of FIFO
             over LIFO cost          (1,917)     (1,348)
                                  ---------   ---------

          Net inventories         $  68,338   $  52,530
                                  =========   =========


5.   Long-Term Incentive Plan

     On August 9, 1996, the Board of Directors adopted the Kuhlman Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan") for certain key employees of the Company. The Long-Term Incentive Plan was approved by the shareholders of the Company on April 24, 1997. Under the terms of the Long-Term Incentive Plan, awards may be made of incentive and nonqualified stock options, stock appreciation rights, and restricted stock to eligible employees. In addition, awards may also be made to eligible employees with a value tied to specific performance goals and, after a specified period, the value of those awards may be paid with Kuhlman Common Stock or cash, or a combination of the two. Non-employee directors of Kuhlman are eligible to participate in the Long-Term Incentive Plan, but only for the award of nonqualified stock options.

     Pursuant to the Long-Term Incentive Plan, on August 9, 1996 the Board of Directors approved, subject to shareholder approval, awards whereby certain key employees would receive a payout after the attainment of each of two share price thresholds for Kuhlman stock within three years from the program commencement date, subject to certain vesting requirements. The stock price thresholds are $23 and $27 per share. In addition, subsequent to the acquisition of Kysor, additional awards were granted to certain executives of Kysor at the $27 threshold. If both thresholds are attained, the total pre-tax cost of such awards would be approximately $7,775,000, with approximately $3,600,000 and $4,175,000 to be paid after the attainment of the above price thresholds, respectively. Each award consists of two-thirds Kuhlman stock and one-third cash and the level of award varies by participant. After achievement of each threshold, the payout to the eligible participants will be made in four quarterly installments subject to certain vesting requirements. The related compensation expense will be recorded as the awards vest. As of April 10, 1997, the Company had achieved the $23 threshold with payouts to twenty eligible participants commencing on May 1, 1997. Based on the weighted average shares outstanding as of March 31, 1997, the effect of the attainment of the first award based on the above vesting schedule would be a charge of approximately $0.04 per share per quarter.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     On March 10, 1997, Kuhlman Corporation ("Kuhlman" or the "Company"), purchased certain assets of the Transportation Products Group ("Kysor") of Kysor Industrial Corporation for $86,000,000 in cash plus the assumption of certain liabilities which totaled approximately $46,000,000. The purchase of Kysor was financed from borrowings under the Company's existing credit facility. The acquisition has been recorded following the purchase method of accounting and accordingly, the net assets and results of operations for Kysor are included in the Company's consolidated financial statements as part of the Industrial Products Segment from the date of acquisition.

     Kysor designs and manufactures proprietary products including polymer fans and fan clutches, various engine monitoring devices, truck fuel tanks, marine instruments and heating, ventilating and air conditioning systems for commercial vehicles. The principal markets for its products are original equipment manufacturers of light-, medium- and heavy-duty trucks, buses, off-highway equipment and the marine industry. For the year ended December 31, 1996, Kysor's net sales were approximately $136,000,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $9,128,000 in cash flow from operations in the first quarter of 1997 compared to $10,910,000 for the same period in 1996, a decrease of $1,782,000 (16%). The decline was due primarily to timing of the impact of changes in working capital requirements, partially offset by the record earnings reported in the first quarter of 1997. Working capital (net of cash) was $47,360,000 at March 31, 1997 compared to $52,383,000 at December
31, 1996. The decline in working capital was due primarily to the classification of the Company's debt associated with the Kysor acquisition. Cash and cash equivalents increased to $6,781,000 at March 31, 1997 from $2,209,000 at December 31, 1996 due to the timing of cash receipts and the addition of the cash balances held by Kysor. Accounts receivable, net was $93,356,000 at March 31, 1997 compared to $70,079,000 at December 31, 1996, an increase of $23,277,000 (33%). The increase was due primarily to the acquisition of Kysor and the Company's record sales volume in the first quarter of 1997. Similarly, inventories increased
$15,808,000 (30%) to $68,338,000 at March 31, 1997 from December
31, 1996 primarily due to the inclusion of Kysor and because of higher expected sales activity in the Electrical Products
Segment. Deferred taxes and prepaid expenses and other current assets increased $3,490,000 (31%) to $14,802,000 at March 31,
1997 from the end of 1996 primarily because of tax attributes associated with the acquisition of Kysor. Accounts payable and accrued liabilities were $116,608,000 at March 31, 1997 compared to $79,243,000 at December 31, 1996, an increase of $37,365,000
(47%). The increase was due primarily to the addition of Kysor and higher accounts payable to vendors caused by the greater level of inventories.

     Total debt outstanding at March 31, 1997 was $180,211,000, up $85,614,000 from the end of 1996. The increase in total debt was due to the acquisition of Kysor. In order to fund the acquisition and working capital needs, the Company borrowed $90,000,000 under its $125,000,000, 364-day credit facility.
Under the terms of this facility, outstanding borrowings at July 1, 1997 are to be repaid in sixteen equal quarterly installments beginning October 1, 1997. In addition, the Company assumed approximately $721,000 of existing Kysor bank debt as part of the acquisition. At March 31, 1997, shareholders' equity was $94,908,00, an increase of $3,334,000 (4%) from the end of 1996.

     Capital expenditures for the first three months of 1997 were $2,606,000 compared to $1,753,000 reported in the same period last year. Expenditures in the first quarter of 1997 were primarily for normal replacements and additions to machinery and equipment.

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

RESULTS OF OPERATIONS

     The following table summarizes net sales and operating earnings by segment, in thousands:



                                 Three Months Ended
                                      March 31,
                               ----------------------
                                  1997        1996
                               ----------   ---------
                                     (unaudited)
  Net sales:
     Electrical                $   72,483   $  57,449
     Industrial                    61,665      46,008
                               ----------   ---------
                               $  134,148   $ 103,457
                               ==========   =========
Income before taxes:
     Electrical                $    4,170   $   3,397
     Industrial                     8,843       5,104
                               ----------   ---------

        Operating earnings(1)      13,013       8,501

     Corporate                     (2,077)     (1,196)
     Interest expense, net         (1,938)     (1,563)
                               ----------   ---------
                               $    8,998   $   5,742
                               ==========   =========


(1) Operating earnings is defined as operating profit plus other, net directly attributable to each segment.

Three Months Ended March 31, 1997 and 1996

Consolidated Results

     The Company reported record quarterly results in the first quarter of 1997 in several key financial areas, including net sales and net income. Net sales, operating profit and net income increased approximately 30%, 45% and 55%, respectively, in the first quarter of 1997 when compared to the same period in 1996. The increases were attributable to the positive operating performance reported in each of the Company's two segments, Electrical and Industrial Products and the acquisition of Kysor.

     Net sales were a record high of $134,148,000 in the first quarter of 1997 compared to $103,457,000 reported in the same period in 1996, an increase of $30,691,000 (30%). Each of the Company's two segments contributed to the increase in net sales as demand for most of the Company's key products remained vibrant throughout the period. Net sales were benefitted by approximately $9,300,000 in the first quarter of 1997 due to the acquisition of Kysor.

     Operating profit for the first quarter of 1997 was a record high of $11,251,000 compared to $7,742,000 reported for the same period in 1996, an increase of $3,509,000 (45%). Consolidated operating profit margins in the first quarter of 1997 improved to 8.4% of net sales compared to 7.5% reported in the year-ago period. The increase in consolidated operating profit and operating profit margins occurred primarily in the Industrial Products Segment due to the record sales volume and improved gross profit margins for certain products. Overall, operating expenses increased $4,769,000 (35%) to $18,491,000 or 13.8% of net sales in the first quarter of 1997 compared to $13,722,000 or 13.3% of net sales reported in the first quarter of 1996. The increase in operating expenses was due primarily to the higher sales noted above, greater corporate expenses associated with its acquisition activities and the addition of Kysor. The increase in operating expenses as a percentage of sales was due primarily to the impact of higher corporate expenses.

     Interest expense, net was $1,938,000 in the first quarter for 1997 compared to $1,563,000 for the same period in 1996, an increase of $375,000 (24%). The increase was due to the higher levels of debt outstanding throughout the 1997 period compared to the first quarter of 1996 due to the acquisitions of Communication Cable, Inc. and Kysor. Other, net was an expense of $315,000 in the first quarter of 1997 compared to a $437,000 expense reported in the same period in 1996, a decrease of $122,000 (28%). The decrease was due to lower miscellaneous, non-operating expenses, none of which were significant, in the first quarter of 1997 compared to the year-ago period.

     Net income for the first quarter of 1997 was a record $5,282,000 compared to $3,418,000 reported in the same period in 1996, an increase of $1,864,000 (55%). Earnings per share on a fully diluted basis in the first quarter of 1997 were $0.36 compared to $0.25 for the first quarter of 1996, an increase of 44%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The increase in the number of shares outstanding for the earnings per share calculation was due to higher common stock equivalents as a result of an increase in the Company's stock price. The Company's effective tax rate for the first quarter of 1997 and 1996 was 41.3% and 40.5%, respectively. The difference in rates was due primarily to the change in the source of earnings between various taxing countries.

     In addition, bookings were strong throughout the first quarter of 1997. The Company's consolidated backlog increased $34,801,000 (29%) to $153,782,000 at March 31, 1997 from the backlog at the end of 1996. The increase was attributable primarily to the acquisition of Kysor and strong demand for certain Industrial components.

Electrical Products Segment

     In the Electrical Products Segment, net sales increased $15,034,000 (26%) to $72,483,000 in the first quarter of 1997 compared to the same period in 1996 primarily because of greater shipments of transformer products, particularly medium power transformers, and the inclusion of CCI's results for the full quarter. CCI was acquired by the Company on February 21, 1996.

     Operating earnings in the Electrical Products Segment increased $773,000 (23%) to $4,170,000 in the first quarter of 1997 compared to the same period in 1996. The increase was due primarily to greater net sales and improved operating margin at Kuhlman Electric which reported its highest operating profit in the last sixteen quarters. Operating profit at Coleman Cable was essentially the same in the first quarter of 1997 and 1996, respectively, as the impact of CCI's full quarter results in 1997 were offset by lower sales and operating profit for certain electronic wire and cable due to weak demand industry wide. The drop in demand was caused primarily by the impact of end users of certain electronic wire reducing excess inventory levels.

Industrial Products Segment

     Net sales for the Industrial Products Segment in the first quarter of 1997 were $61,665,000 compared to $46,008,000 reported in the same period in 1996, an increase of $15,657,000 (34%).
The increase was primarily due to record sales of engine components in North America and Europe and the addition of Kysor, which added approximately $9,300,000 in net sales from the date of its acquisition by the Company. The record sales levels in the quarter were primarily due to continued robust demand for turbochargers and other engine components from original equipment manufacturers.

     Operating earnings in the Industrial Products Segment improved $3,739,000 (73%) to $8,843,000 in the first quarter of 1997 when compared to the same period in 1996. The increase was due primarily to the record shipments of engine component products, the positive impact of a change in sales mix, improved operating efficiencies, and the addition of Kysor. Operating earnings in the first quarter of 1997 were benefitted by approximately $812,000 from the addition of Kysor since its acquisition by Kuhlman.

OUTLOOK FOR 1997

     Management believes that the results in the first quarter support its view that the Company is positioned to prosper in 1997. However, management's optimism about the future continues to be tempered somewhat by matters including the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.

SAFE HARBOR STATEMENT

     The statements contained under the caption "Outlook For 1997" and certain other information contained in this report, which can be identified by the use of forward-looking terminology such as "believes," or the negative thereof or other variations thereon on comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material prices, global interest rates, foreign exchange rates, and other risk factors.


PART II.  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

  (a)    Exhibits

         10.1 Asset Purchase Agreement among Kuhlman Corporation, Transpro Group, Inc., Kysor Industrial Corporation, and certain subsidiaries of Kysor Industrial Corporation dated as of February 2, 1997 [Incorporated by reference to Exhibit 2 to Schedule 14D-9 of Kysor Industrial Corporation dated February 7, 1997 (SEC File No. 1-8973].

         10.2   Kuhlman Corporation Long-Term Incentive Plan
                [Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (No. 333-26371)]

         27.0 Financial Data Schedule for the three month period ended March 31, 1997.

  (b)    Reports on Form 8-K

         During the period covered by this report, Registrant has filed the following reports on Form 8-K.

         Form 8-K dated March 10, 1997 reporting an acquisition of a business under Item 2.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                             Kuhlman Corporation
                    ----------------------------------------
                                (Registrant)




                      /s/  Robert S. Jepson, Jr.
                    ----------------------------------------
                     Robert S. Jepson, Jr.
                     Chairman and Chief Executive Officer



                      /s/  Vernon J. Nagel
                    ----------------------------------------
                     Vernon J. Nagel
                     Executive Vice President of Finance,
                       Chief Financial Officer and Treasurer




 Date: May 15, 1997