Form 10-Q
period 1997-06-30
KUHLMAN CORP
filed 1997-08-14
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                AND EXCHANGE COMMISSION VIA EDGAR

------------------------------------------------------------------------------


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


-----------------------------------------------------------------


                            FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997

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


                     3 Skidaway Village Square
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

               Yes      X           No
                   -----------         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at July 25, 1997
            -----                  ----------------------------
Common Stock, $1.00 Par Value               16,414,080

ITEM 1.



               KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                              ----------------------    ----------------------
                                 1997         1996         1997         1996
                              ---------    ---------    ---------    ---------
                                                (Unaudited)
                                     (In thousands, except per share data)

Net sales                     $ 170,221    $ 112,200    $ 304,369    $ 215,657
Cost of goods sold              131,707       88,476      236,113      170,469
                              ---------    ---------    ---------    ---------
Gross profit                     38,514       23,724       68,256       45,188
Selling, engineering, general
  and administrative expenses    24,286       15,222       42,777       28,944
                              ---------    ---------    ---------    ---------

Operating profit                 14,228        8,502       25,479       16,244
                              ---------    ---------    ---------    ---------

Other income(expense):
    Interest expense, net        (3,028)      (1,772)      (4,966)      (3,335)
    Other, net                     (388)        (356)        (703)        (793)
                              ---------    ---------    ---------    ---------
       Total other
         income(expense), net    (3,416)      (2,128)      (5,669)      (4,128)
                              ---------    ---------    ---------    ---------
Income before taxes              10,812        6,374       19,810       12,116
Taxes on income                   4,403        2,642        8,119        4,966
                              ---------    ---------    ---------    ---------
Net income                    $   6,409    $   3,732    $  11,691    $   7,150
                              =========    =========    =========    =========

Per share amounts:
    Net income-primary        $    0.43    $    0.27    $    0.80    $    0.53
                              =========    =========    =========    =========

    Net income-fully diluted  $    0.43    $    0.27    $    0.79    $    0.52
                              =========    =========    =========    =========


Average shares outstanding:
    Primary                      14,785       13,831       14,635       13,511
                              =========    =========    =========    =========
    Fully diluted                14,922       13,904       14,862       13,873
                              =========    =========    =========    =========


         The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                KUHLMAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                                        June 30,    December 31,
                                                          1997          1996
                                                       ---------     ---------
                                                      (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents   . . . . . . . . . . .   $   7,940     $   2,209
   Accounts receivable, less reserves of $3,481
     and $2,344 at June 30, 1997 and December 31,
     1996, respectively  . . . . . . . . . . . . . .      97,945        70,079
   Inventories . . . . . . . . . . . . . . . . . . .      63,778        52,530
   Deferred income taxes . . . . . . . . . . . . . .      10,151         7,810
   Prepaid expenses and other current assets . . . .       5,448         3,502
                                                       ---------     ---------
      Total current assets . . . . . . . . . . . . .     185,262       136,130
                                                       ---------     ---------
Plant and equipment, at cost:
   Land, buildings and leasehold improvements. . . .      51,096        42,213
   Machinery and equipment . . . . . . . . . . . . .     156,927       122,655
   Construction in progress  . . . . . . . . . . . .       7,235         2,825
                                                       ---------     ---------
                                                         215,258       167,693
   Less - accumulated depreciation . . . . . . . . .     (97,560)      (89,829)
                                                       ---------     ---------
                                                         117,698        77,864
                                                       ---------     ---------
Intangible assets, net of amortization of $5,776
   and $4,441 at June 30, 1997 and December
   31, 1996, respectively. . . . . . . . . . . . . .     105,473        58,326
                                                       ---------     ---------
Other assets . . . . . . . . . . . . . . . . . . . .      11,455         5,096
                                                       ---------     ---------
                                                       $ 419,888     $ 277,416
                                                       ---------     ---------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt . . . . . . . .   $     959     $   2,295
   Accounts payable  . . . . . . . . . . . . . . . .      43,800        35,410
   Accrued liabilities . . . . . . . . . . . . . . .      67,450        43,833
                                                       ---------     ---------
     Total current liabilities . . . . . . . . . . .     112,209        81,538
                                                       ---------     ---------
Bank debt  . . . . . . . . . . . . . . . . . . . . .     117,401        87,764
Other long-term debt . . . . . . . . . . . . . . . .       4,286         4,538
                                                       ---------     ---------
     Total long-term debt. . . . . . . . . . . . . .     121,687        92,302
                                                       ---------     ---------
Accrued postretirement benefits. . . . . . . . . . .      19,087         8,859
                                                       ---------     ---------
Other long-term liabilities. . . . . . . . . . . . .       9,613         3,143
                                                       ---------     ---------
     Total liabilities . . . . . . . . . . . . . . .     262,596       185,842
                                                       ---------     ---------
Shareholders' equity:
   Preferred stock, par value $1.00, authorized
      2,000 shares, none issued;  Junior
      participating preferred stock, series A,
      no par value, authorized 200 shares, none
      issued . . . . . . . . . . . . . . . . . . . .         ---           ---
   Common stock, par value $1.00, authorized 20,000
      shares, issued 16,318 shares at June 30, 1997 and
      13,803 at December 31, 1996, respectively. . .      16,318        13,803
   Additional paid-in capital  . . . . . . . . . . .      96,668        32,749
   Retained earnings . . . . . . . . . . . . . . . .      46,490        47,272
   Foreign currency translation adjustments  . . . .        (574)         (640)
   Minimum pension liability . . . . . . . . . . . .        (690)         (690)
                                                       ---------     ---------
                                                         158,212        92,494
   Less - treasury shares at cost (72 shares at
      June 30, 1997 and December 31, 1996) . . . . .        (920)         (920)
                                                       ---------     ---------
      Total shareholders' equity . . . . . . . . . .     157,292        91,574
                                                       ---------     ---------
                                                       $ 419,888     $ 277,416
                                                       ---------     ---------



                        The Notes to Consolidated Financial Statements
                     should be read in conjunction with these statements.

                             KUHLMAN CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
                                                               (Unaudited)
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $ 11,691    $  7,150
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization. . . . . . . . . . .     9,339       6,320
      Deferred income taxes, net . . . . . . . . . . . .      (269)        862
      Provision for losses on accounts receivable  . . .       181         293
      Other, net . . . . . . . . . . . . . . . . . . . .         1        (350)
      Changes in operating assets and liabilities: (1)
          Accounts receivable  . . . . . . . . . . . . .    (8,372)      1,375
          Inventories  . . . . . . . . . . . . . . . . .     1,621      (2,381)
          Prepaid expenses and other current assets  . .    (1,083)        (38)
          Accounts payable . . . . . . . . . . . . . . .       469       3,231
          Accrued liabilities. . . . . . . . . . . . . .     3,953       3,037
                                                          --------    --------
               Net cash provided by operating activities    17,531      19,499
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures . . . . . . . . . . . . . . .    (6,874)     (4,579)
      Acquisitions, net of cash acquired . . . . . . . .   (85,375)    (34,185)
      Proceeds from the sale of assets . . . . . . . . .       328          80
                                                          --------    --------
               Net cash used by investing activities . .   (91,921)    (38,684)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in revolving loan facility  . . . . . .   (61,319)    (13,899)
      Proceeds from issuance of long-term debt . . . . .    90,000      38,379
      Repayments of long-term debt . . . . . . . . . . .    (1,329)       (846)
      Dividends paid . . . . . . . . . . . . . . . . . .    (4,124)     (3,954)
      Stock offering proceeds, net of expenses . . . . .    64,072         ---
      Redemption of warrants . . . . . . . . . . . . . .    (9,139)        ---
      Stock options exercised and other  . . . . . . . .     1,820       1,696
                                                          --------    --------
               Net cash provided by financing activities    79,981      21,376
                                                          --------    --------
Effect of exchange rate changes on cash. . . . . . . . .       140         178
                                                          --------    --------
Net increase in cash and cash equivalents  . . . . . . .     5,731       2,369
Cash and cash equivalents at beginning of period . . . .     2,209         581
                                                          --------    --------

      Cash and cash equivalents at end of period . . . .  $  7,940    $  2,950
                                                          --------    --------


Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .  $  5,020    $  3,237
                                                          --------    --------
      Income taxes, net of refunds . . . . . . . . . . .  $  7,132    $  2,004
                                                          --------    --------


(1)   Net of the effects of acquisitions, where applicable.


           The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                KUHLMAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               For The Six Months Ended June 30, 1997
                             (Unaudited)
                           (In thousands)

                                             Foreign
                      Additional            Currency    Minimum
              Common   Paid-in  Retained  Translation  Pension  Treasury
               Stock   Capital  Earnings  Adjustment  Liability  Stock   Total
              -----------------------------------------------------------------

Balance at
 December 31,
 1996........$ 13,803 $ 32,749  $ 47,272   $ (640)    $ (690)  $ (920) $ 91,574

Net income...     ---      ---    11,691      ---        ---      ---    11,691

Cash
  dividends
  declared
  ($0.30 per
  share).....     ---      ---    (4,144)     ---        ---      ---    (4,144)

Foreign
  currency
  translation
  adjustment.     ---      ---       ---       66        ---      ---        66

Stock
  offering
  proceeds,
  net of
  expenses...   2,350   61,722       ---      ---        ---      ---    64,072


Redemption of
  warrants...     ---     (810)   (8,329)     ---        ---      ---    (9,139)

Issuance of
  shares
  under the
  Long-Term
  Incentive
  Plan.......      44    1,150       ---      ---        ---      ---     1,194

Stock options
  exercised
  and other..     121    1,857       ---      ---        ---      ---     1,978
             -------- --------  --------   ------     ------   ------  --------
Balance at
  June 30,
  1997...... $ 16,318 $ 96,668  $ 46,490   $ (574)    $ (690)  $ (920) $ 157,292
             ======== ========  ========   ======     ======   ======  =========



              The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                 KUHLMAN CORPORATION AND SUBSIDIARIES


                     -----------------------




            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Three and Six Months Ended June 30, 1997
                           (Unaudited)


1.   Consolidated Financial Statements

     The consolidated balance sheet at June 30, 1997 and the related consolidated statements of income, cash flows and shareholders' equity for the three and six months ended June 30, 1997 and 1996, have been prepared by Kuhlman Corporation (the "Company" or "Kuhlman") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations, cash flows and shareholders' equity for three and six months ended June 30, 1997 and 1996, have been made. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

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

     The results of operations for the three and six months ended
June 30, 1997 are not necessarily indicative of the results to be expected for the full year 1997.

2.   Acquisition of Kysor Transportation Products Group

     On March 10, 1997, the Company purchased certain assets of the Transportation Products Group ("Kysor") of Kysor Industrial Corporation, a Michigan Corporation traded on the New York Stock Exchange. The purchase price for Kysor was $86,000,000 in cash plus the assumption of certain liabilities in the amount of approximately $46,000,000 including debt of approximately $722,000. The purchase of Kysor was financed from borrowings under the Company's 364-day credit facility.

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

                                          Six Months Ended
                                               June 30,
                                       -----------------------
In thousands, except per share data       1997          1996
                                       ---------     ---------

Net sales                              $ 331,178     $ 288,665

Net income                             $  12,516     $   9,478

Fully diluted per share amounts:
     Net income                        $    0.84     $    0.68


     The unaudited pro forma information assumes the acquisition of the net assets at the beginning of the periods presented and, accordingly includes adjustments for goodwill amortization, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of Kysor been consummated at the beginning of the periods presented.

3.   Earnings and Dividends Per Share

     Earnings per share in the accompanying consolidated statements of income for the three and six months ended June 30, 1997 and 1996 have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding throughout the period. Common stock equivalents used in the primary and fully diluted per share calculations for the three and six months ended June 30, 1997 and 1996 are as follows:


In thousands       Three Months Ended          Six Months Ended
                        June 30,                   June 30,
                     --------------             --------------
                     1997      1996             1997      1996
                     ----      ----             ----      ----

Primary               648       537              795       268
Fully diluted         734       610              952       630



     A cash dividend of $0.15 per share was declared during each of the first and second quarters of 1997 and 1996.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard will not be effective for the Company until the completion of its fourth quarter and year-end for 1997. The pro forma Basic and Diluted EPS for the three and six months ended June 30, 1997 and 1996, respectively, assuming the application of SFAS No. 128 at the beginning of those periods, is as follows:


                               Three months ended           Six months ended
                                    June 30,                     June 30,
                              -------------------          -------------------
In thousands, except per
   share data                   1997        1996             1997        1996
                              -------     -------          -------     -------

Earnings per share:
    Basic                     $  0.46     $  0.28          $  0.84     $  0.54
    Diluted                   $  0.43     $  0.27          $  0.80     $  0.52

 Average shares outstanding:
    Basic                      13,928      13,294           13,840      13,243
    Diluted                    14,785      13,831           14,635      13,700


4.   Inventories

     Inventories consisted of the following, in thousands:

                                June 30,   December 31,
                                 1997         1996
                               --------     --------
                              (unaudited)

     FIFO cost:
        Raw materials          $ 29,981     $ 24,648
        Work-in-process          17,027        9,790
        Finished goods           18,821       19,440
                               --------     --------
              Total              65,829       53,878
        Excess of FIFO
          over LIFO cost         (2,051)      (1,348)
                               --------     --------

        Net inventories        $ 63,778     $ 52,530
                               ========     ========



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

     Pursuant to the Long-Term Incentive Plan, on August 8, 1996 awards were approved whereby certain key employees would receive a payout after the attainment of each of two share price thresholds for Kuhlman stock within three years from the program commencement date, subject to certain vesting requirements and other factors. The stock price thresholds were $23 and $27 per share.
In addition, subsequent to the acquisition of Kysor, additional awards were granted to certain executives of Kysor at the $27 threshold. Pursuant to such awards, the total pre-tax cost of such awards would be approximately $7,800,000, with approximately $3,600,000 and $4,200,000 to be paid after the attainment of the above price thresholds, respectively. Each award consists of two-thirds
Kuhlman stock and one-third cash and the level of award varies by participant. The payout to the eligible participants pursuant to such awards will be made in four quarterly installments subject to certain vesting requirements and other factors. The related compensation expense is recorded as the awards vest.

     The Company achieved the $23 and $27 thresholds on April 10 and May 27, 1997, respectively, with payouts commencing on May 1 and June 1, 1997 for the first and second awards, respectively.

6.   Stock Offering

     On June 27, 1997, the Company completed a public offering and sale of 2,350,000 shares of its common stock at a per share price to the public of $28-7/8. The total proceeds, net of expenses, were approximately $64,072,000 of which approximately $54,933,000 was used to reduce amounts outstanding under the Company's credit facilities, and approximately $9,139,000 was used to redeem outstanding warrants. On July 8, 1997, an additional 150,000 shares were sold at a per share price to the public of $28-7/8 pursuant to the underwriters' over-allotment option. The additional proceeds, net of expenses, of approximately $4,115,000 were used to reduce amounts outstanding under the Company's credit facilities.

     On a supplementary basis, assuming that the total offering and sale of 2,500,000 shares as described above had been completed as of January 1, 1996 and the estimated net proceeds had been used to reduce the Company's indebtedness and redeem the warrants, fully diluted earnings per share for the year ended December 31, 1996, and the three and six months ended June 30, 1997 would have been approximately $1.22, $0.41 and $0.75, respectively.

7.   Debt

     On June 30, 1997, the Company amended its principal credit facilities with a group of lenders to, among other things, expand its revolving credit facility to $165,000,000, extend the maturity date under the revolving credit facility by one year to June 30, 2002, extend the expiration date under the company's 364-day, $125 million acquisition facility to June 29, 1998, and adjust the cost of borrowings to reflect the improved credit quality of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     On March 10, 1997, Kuhlman Corporation ("Kuhlman" or the "Company"), purchased certain assets of the Transportation Products Group ("Kysor") of Kysor Industrial Corporation for $86,000,000 in cash plus the assumption of certain liabilities which totaled approximately $46,000,000. The purchase of Kysor was financed from borrowings under the Company's credit facility. The acquisition has been recorded following the purchase method of accounting and accordingly, the net assets and results of operations for Kysor are included in the Company's consolidated financial statements as part of the Industrial Products Segment from the date of acquisition.

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

     On June 27 and July 8, 1997, the Company sold 2,350,000 and 150,000 shares, respectively, in a public offering at a per share price to the public of $28.875. The total net proceeds, after expenses, from the offering, were $68,200,000. The proceeds were used to redeem outstanding warrants to purchase 480,750 shares of the Company's common stock and to repay outstanding debt.

     On June 30, 1997, the Company amended its primary credit facilities in order to, among other things, enhance its financial flexibility, lower its cost of borrowed funds and extend its facility for funding future acquisitions. The Company's revolving credit facility was increased to $165 million, up from $125 million, to be used for general corporate purposes and is due on June 30, 2002. In addition, the Company's 364-day, $125 million facility primarily for funding future acquisitions was extended to June 29, 1998 and amounts drawn, if any, would convert to a 4-year term loan commencing on October 1, 1998, with equal quarterly amortization. Interest rates on amounts borrowed under both facilities are based on certain financial ratios which have been amended to reflect the Company's improved financial strength.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $17,531,000 in cash flow from operations in the first half of 1997 compared to $19,499,000 for the same period in 1996, a decrease of $1,968,000 (10%). The decrease was due to higher working capital requirements, particularly accounts receivable, caused by record sales volume in the first half of 1997. Working capital (net of cash) was $65,113,000 at June 30, 1997 compared to $52,383,000 at December
31, 1996, an increase of $12,730,000 (24%). The increase was due primarily to greater cash balances at June 30, 1997 and working capital associated with the acquisition of Kysor. Cash and cash equivalents increased to $7,940,000 at June 30, 1997 from $2,209,000 at December 31, 1996 due to the timing of cash receipts and the addition of the cash balances held by Kysor. Accounts receivable, net was $97,945,000 at June 30, 1997 compared to $70,079,000 at December 31, 1996, an increase of $27,866,000 (40%). The increase was due primarily to the acquisition of Kysor and the Company's record sales volume in the first half of 1997. Similarly, inventories increased $11,248,000 (21%) to $63,778,000 at June 30, 1997 from December 31, 1996 primarily due to the inclusion of Kysor. Deferred taxes and prepaid expenses and other current assets increased $4,287,000 (38%) to $15,599,000 at June 30, 1997 from the end of 1996 primarily because of tax attributes associated with the acquisition of Kysor. Accounts payable and accrued liabilities were $111,250,000 at June 30, 1997 compared to $79,243,000 at
December 31, 1996, an increase of $32,007,000 (40%).  The
increase was due primarily to the addition of Kysor.

     Total debt outstanding at June 30, 1997 was $122,646,000, up $28,049,000 (30%) from the end of 1996. The increase in total debt was due to the acquisition of Kysor, partially offset by the proceeds from the sale of 2,350,000 shares of common stock in the second quarter of 1997 which were used in part to pay down debt and the positive cash flow from operations. Shareholders' equity at June 30, 1997 was $157,292,000 compared to $91,574,000 at
December 31, 1996, an increase of $65,718,000 (72%).  The
increase was due to the sale of common stock in the secondary offering, net of the redemption of outstanding warrants, and record earnings in the first half of 1997, partially offset by the payment of dividends.

     Capital expenditures for the first six months of 1997 were $6,874,000 compared to $4,579,000 reported in the same period last year. Expenditures in the first half of 1997 were primarily for normal replacements and additions to machinery and equipment, tooling for specific customer applications, and capacity enhancements.

     Management believes that the Company's liquidity, forecasted cash flows, available borrowing capacity and other financial resources are adequate to support the anticipated operations, to finance future capital expenditures as previously planned and to service all existing debt requirements.

RESULTS OF OPERATIONS

     The following table summarizes net sales and operating earnings by segment:


  In thousands
                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                            ---------   ---------    ---------    ---------
                               1997        1996        1997          1996
                            ---------   ---------    ---------    ---------
                                 (unaudited)               (unaudited)

Net sales:
   Electrical               $  74,235   $  66,381    $ 146,718    $ 123,830
   Industrial                  95,986      45,819      157,651       91,827
                            ---------   ---------    ---------    ---------
                            $ 170,221   $ 112,200    $ 304,369    $ 215,657
                            =========   =========    =========    =========
Income before taxes:
   Electrical               $   4,814   $   4,469    $   8,984    $   7,866
   Industrial                  12,059       5,209       20,902       10,313
                            ---------   ---------    ---------    ---------

      Operating earnings(1)    16,873       9,678       29,886       18,179

   Corporate                   (3,033)     (1,532)      (5,110)      (2,728)
   Interest expense, net       (3,028)     (1,772)      (4,966)      (3,335)
                            ---------   ---------    ---------    ---------
                            $  10,812   $   6,374    $  19,810    $  12,116
                            =========   =========    =========    =========


(1) Operating earnings is defined as operating profit plus other, net directly attributable to each segment.


Three Months Ended June 30, 1997 and 1996

Consolidated Results

     The Company reported record quarterly results in the second quarter of 1997 in several key financial areas, including net sales, operating profit and net income. Net sales, operating profit and net income increased approximately 52%, 67% and 72%, respectively, in the second quarter of 1997 when compared to the same period in 1996. The increases were attributable to the positive operating performance reported in each of the Company's two operating segments, Electrical and Industrial Products, and the acquisition of Kysor.

     Net sales were a record high of $170,221,000 in the second quarter of 1997 compared to $112,200,000 reported in the same period in 1996, an increase of $58,021,000 (52%). Each of the Company's two segments contributed to the increase in net sales as demand for most of the Company's key products remained vibrant throughout the period. Net sales were benefitted by approximately $42,468,000 in the second quarter of 1997 due to the acquisition of Kysor. Excluding the net sales contributed by Kysor, net sales increased approximately 14% in the second quarter of 1997 when compared to the year-ago period.

     Operating profit for the second quarter of 1997 was a record high of $14,228,000 compared to $8,502,000 reported for the same period in 1996, an increase of $5,726,000 (67%). Consolidated operating profit margins in the second quarter of 1997 improved to 8.4% of net sales compared to 7.6% reported in the year-ago period. The increase in consolidated operating profit and operating profit margins occurred primarily in the Industrial Products Segment due to the record sales volume and improved gross profit margins for certain products. Overall, operating expenses increased $9,064,000 (60%) to $24,286,000 or 14.3% of net sales in the second quarter of 1997 compared to $15,222,000 or 13.6% of net sales reported in the second quarter of 1996.
The increase in operating expenses was due primarily to the higher sales noted above, greater corporate expenses associated with the $1,300,000 pre-tax charge for the Company's Long-Term Incentive Plan and the addition of Kysor. Operating expenses, excluding the impact of the Long-Term Incentive Plan, in the second quarter of 1997 were 13.5% of net sales compared to 13.6% in the year-ago period.

     Interest expense, net was $3,028,000 in the second quarter for 1997 compared to $1,772,000 for the same period in 1996, an increase of $1,256,000 (71%). The increase was due to the higher levels of debt outstanding throughout the 1997 period compared to the second quarter of 1996 due to the acquisition of Kysor. Other, net was an expense of $388,000 in the second quarter of 1997 compared to a $356,000 expense reported in the same period in 1996, an increase of $32,000 (9%). The increase was due to higher miscellaneous, non-operating expenses, none of which were significant, in the second quarter of 1997 compared to the year-ago period.

     Net income for the second quarter of 1997 was a record $6,409,000 compared to $3,732,000 reported in the same period in 1996, an increase of $2,677,000 (72%). Earnings per share on a fully diluted basis in the second quarter of 1997 were $0.43 compared to $0.27 for the second quarter of 1996, an increase of 59%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The increase in the weighted average number of shares outstanding for the earnings per share calculation was due to higher common stock equivalents as a result of an increase in the Company's stock price and the impact of the common stock sold as part of a secondary offering on June 27, 1997. The Company's effective tax rate for the second quarter of 1997 and 1996 was 40.7% and 41.4%, respectively. The difference in rates was due primarily to the change in the source of earnings between various taxing countries and the deductibility of goodwill associated with the acquisition of Kysor.

     In addition, bookings were strong throughout the second quarter of 1997. The Company's consolidated backlog increased $5,083,000 (3%) to $158,865,000 at June 30, 1997 from the backlog at March 31, 1997 and $39,884,000 (34%) from the end of 1996.
The increase in the backlog in the first half from the end of 1996 was attributable primarily to strong demand for certain industrial components and the acquisition of Kysor.

Electrical Products Segment

     In the Electrical Products Segment, net sales increased $7,854,000 (12%) to $74,235,000 in the second quarter of 1997 compared to the same period in 1996. The increase was primarily attributable to increased shipments of transformer products, particularly medium power transformers, and certain wire and cable products.

     Operating earnings in the Electrical Products Segment increased $345,000 (8%) to $4,814,000 in the second quarter of 1997 compared to the same period in 1996. The increase was due primarily to greater net sales and improved operating margins at Kuhlman Electric which reported the highest operating earnings in its history. Operating earnings at Coleman Cable in the second quarter of 1997 was slightly below that reported in the second quarter of 1996. The decline was due primarily to lower gross profit margins caused by the higher cost of copper, greater manufacturing variances, and lower sales of security wire.

Industrial Products Segment

     Net sales for the Industrial Products Segment in the second quarter of 1997 were $95,986,000 compared to $45,819,000 reported in the same period in 1996, an increase of $50,167,000 (109%). The increase was due primarily to record sales of engine components in North America and Europe and the addition of Kysor, which added approximately $42,468,000 in net sales in the second quarter of 1997. The record level of sales in the quarter were due primarily to continued robust demand for turbochargers and other engine components from original equipment manufacturers.

     Operating earnings in the Industrial Products Segment improved $6,850,000 (132%) to $12,059,000 in the second quarter of 1997 when compared to the same period in 1996. The increase was due primarily to the record shipments of engine component products, the positive impact of a change in sales mix, improved operating efficiencies, and the addition of Kysor.

Six Months Ended June 30, 1997 and 1996

Consolidated Results

     Net sales, operating profit and net income for the first six months of 1997 were record highs for the Company, up 41%, 57% and 64%, respectively, over the results reported for the first half of 1996.

     Net sales for the first half of 1997 were $304,369,000 compared to $215,657,000 for the same period in 1996, an increase of 41%. The increase was due primarily to record shipments of medium power transformers and certain engine components for industrial engines and the addition of Kysor, which contributed $51,748,000 in net sales in the first half of 1997. Excluding the contribution of Kysor, net sales increased 17% in the second quarter of 1997 over the year-ago period.

     Operating profit for the first six months of 1997 was $25,479,000 or 8.4% of net sales compared to $16,244,000 or 7.5%
of net sales in the year-ago period, an increase of $9,235,000 (57%). The increase in operating profit and margins was due to the positive results posted in each segment in the first half of 1997 and the addition of Kysor. Operating expenses for the first half of 1997 were $42,777,000 or 14.1% of net sales compared to $28,944,000 or 13.4% of net sales in the year-ago period. Operating expenses increased due to the higher sales volume noted above, the addition of Kysor and the impact of the Long-Term Incentive Plan. Excluding the impact of the Long-Term Incentive Plan, operating expenses as a percentage of sales would have been approximately 13.6%.

     Interest expense, net for the first half of 1997 was $4,966,000 compared to $3,335,000 for the same period in 1996, an increase of $1,631,000 (49%). The increase was due to the higher debt levels in the first half of 1997 for the acquisition of Kysor. Other, net in the first half of 1997 was an expense of $703,000 compared to an expense of $793,000 in the year-ago period.

     Net income for the first half of 1997 increased $4,541,000 (64%) to $11,691,000 from $7,150,000 reported in the same period in 1996. Earnings per share on a fully diluted basis in the first half of 1997 were $0.79 compared to $0.52 for the year-ago period, an increase of 52%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The fully diluted shares outstanding for the first half of 1997 and 1996 were 14,862,000 and 13,873,000, respectively.

Electrical Products Segment

     Net sales of the Electrical Products Segment in the first half of 1997 were $146,718,000 compared to $123,830,000 in the similar period in 1996, an increase of $22,888,000 (19%). The increase was due primarily to greater shipments of transformer products, particularly medium power transformers, and certain wire and cable products, and the inclusion of CCI's results for the full period. The increase was partially offset by lower net sales of security wire due to increased competition in that market segment.

     Operating earnings in the Electrical Products Segment increased $1,118,000 (14.2%) to $8,984,000 in the first half of 1997 compared to the same period in 1996. Operating margins were 6.1% and 6.4% in the first half of 1997 and 1996, respectively. The increase in operating earnings was due primarily to the higher sales volume noted above and improved margins at Kuhlman Electric, partially offset by lower operating earnings at Coleman Cable. Operating earnings at Coleman Cable declined in the first half of 1997 compared to the year-ago period primarily because of the higher cost of copper, greater manufacturing variances and lower margins on certain wire and cable products due to competitive market pressures.

Industrial Products Segment

     Net sales for the Industrial Products Segment in the first half of 1997 were $157,651,000 compared to $91,827,000 reported in the same period in 1996, an increase of $65,824,000 (72%).
The increase was due primarily to record sales of engine components in North America and Europe and the addition of Kysor, which added approximately $51,748,000 in net sales from the date of its acquisition by the Company. The record sales levels in the first six months of 1997 were due primarily to continued robust demand for turbochargers and other engine components from original equipment manufacturers.

     Operating earnings in the Industrial Products Segment improved $10,589,000 (103%) to $20,902,000 in the first half of
1997 when compared to the same period in 1996. Operating margins advanced to 13.3% in the first six months of 1997 when compared to 11.2% in the year-ago period. The increase was due primarily to the record shipments of engine component products, the positive impact of a change in sales mix, improved operating efficiencies, and the addition of Kysor.

OUTLOOK FOR 1997

     Management believes that the results in the second quarter support its view that the Company is positioned to prosper in 1997. However, management's optimism about the future continues to be tempered somewhat by matters including, but not limited to, the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.


SAFE HARBOR STATEMENT

     The statements contained under the caption "Outlook For 1997" and certain other information contained in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "anticipate," "may," "will," "expect," "continue," "remains," "intend," "aim," "trend," "seek," "should," and "prospects," or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences included, but are not limited to, the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates.

PART II.  OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of security holders of the Registrant was held on April 24, 1997.

     (b) Gary G. Dillon, William M. Kearns, Jr. and George J. Michel, Jr. were elected as directors at the Annual Meeting. Curtis G. Anderson, William E. Burch, Steve Cenko, Alexander W. Dreyfoos, Jr., Robert S. Jepson, Jr. and General H. Norman Schwarzkopf continued as directors after the Annual Meeting.

     (c) At such meeting all of the nominees for election as directors were elected for the term of office set forth below. The votes cast with respect to each nominee for election as a director are as follows:

                                 Year When
                               Term of Office    Votes For      Votes
                Nominee           Expires         Nominee      Withheld
                -------           -------         -------      --------

            Gary G. Dillon          2000        12,696,884      41,429
        William M. Kearns, Jr.      2000        12,696,908      41,405
          George J. Michel, Jr.     2000        12,695,837      42,477


At such meeting the security holders voted upon and approved the following:

     (1) the Kuhlman Corporation Long-Term Incentive Plan. 9,889,648 affirmative votes and 443,752 negative votes were cast, and there were 2,259,201 broker non-votes and 145,712 abstentions with respect to such matter.

     (2) the ratification of the selection of Arthur Andersen LLP as the independent auditors for the Registrant for the year ending December 31, 1997. 12,682,087 affirmative votes and 25,227 negative votes were cast, and there were 30,998 abstentions with respect to such matter.

ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

      4.1   Rights Agreement dated as of April 30, 1997 between
            Kuhlman Corporation and Harris Trust and Savings Bank
            (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated April 24, 1997).

     10.1   Kuhlman Corporation Long-Term Incentive Plan
            [Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (No. 333-26371)].

     10.2 Amendment No. 1 dated as of June 30, 1997, to the 364-Day Amended and Restated Credit Agreement, dated as of July 1, 1996, among the Registrant, The Chase
            Manhattan Bank as Administrative Agent and the participating lenders.

     10.3   Amendment No. 1 dated as of June 30, 1997, to the 5-
            Year Amended and Restated Credit Agreement dated as of July 1, 1996, among the Registrant, The Chase
            Manhattan Bank as Administrative Agent and the participating lenders.

     27.0   Financial Data Schedule for the six month period ended
            June 30, 1997.

(b)  Reports on Form 8-K

     During the period covered by this report, the Registrant filed the following reports on Form 8-K.

     Form 8-K/A dated March 10, 1997, (Amendment No. 1) amending form 8-K dated March 10, 1997, and reporting under Item 2 the acquisition of a business and filing under Item 7 financial statements, pro forma financial information and exhibits.

     Form 8-K dated April 24, 1997 reporting under Item 5 the registration of preferred stock purchase rights.

     Form 8-K dated May 28, 1997 reporting under Item 5 information concerning an acquired business and filing under Item
7 pro forma financial information and exhibits.

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




 Date: August 14, 1997