Form 10-Q
period 1997-09-30
KUHLMAN CORP
filed 1997-11-13
CIK 56955

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

         For the Quarterly Period Ended September 30, 1997

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

               Yes      X           No
                   -----------         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at October 29, 1997
             -----                 -------------------------------
 Common Stock, $1.00 Par Value               16,484,704

ITEM 1.



               KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
                                      1997       1996         1997       1996
                                   ---------  ---------    ---------  ---------
                                                   (Unaudited)
                                       (In thousands, except per share data)

Net sales. . . . . . . . . . . . . $ 164,364  $ 119,198    $ 468,733  $ 334,855
Cost of goods sold . . . . . . . .   125,230     91,934      361,343    262,403
                                   ---------  ---------    ---------  ---------
Gross profit . . . . . . . . . . .    39,134     27,264      107,390     72,452
Selling, engineering, general
  and administrative expenses. . .    23,893     16,023       66,670     44,967
                                   ---------  ---------    ---------  ---------

Operating profit . . . . . . . . .    15,241     11,241       40,720     27,485
                                   ---------  ---------    ---------  ---------

Other income(expense):
       Interest expense, net . . .    (1,882)    (1,815)      (6,848)    (5,150)
       Other, net. . . . . . . . .      (637)      (650)      (1,340)    (1,443)
                                   ---------  ---------    ---------  ---------
          Total other
            income(expense), net .    (2,519)    (2,465)      (8,188)    (6,593)
                                   ---------  ---------    ---------  ---------
Income before taxes. . . . . . . .    12,722      8,776       32,532     20,892
Taxes on income. . . . . . . . . .     5,049      3,647       13,168      8,613
                                   ---------  ---------    ---------  ---------
Net income . . . . . . . . . . . . $   7,673  $   5,129    $  19,364  $  12,279
                                   =========  =========    =========  =========

Per share amounts:
    Net income - primary . . . . . $    0.45  $    0.37    $    1.25  $    0.90
                                   =========  =========    =========  =========
    Net income - fully diluted . . $    0.45  $    0.37    $    1.24  $    0.89
                                   =========  =========    =========  =========


Average shares outstanding:
    Primary  . . . . . . . . . . .    17,133     13,829       15,464     13,614
                                   =========  =========    =========  =========
    Fully diluted. . . . . . . . .    17,225     13,838       15,626     13,872
                                   =========  =========    =========  =========


           The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                   KUHLMAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                   September 30, December 31,
                                                       1997         1996
                                                    ----------   ----------
                                                    (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . $    7,396   $    2,209
   Accounts receivable, less reserves of $3,689
     and $2,344 at September 30, 1997 and
     December 31, 1996, respectively  . . . . . . .     97,718       70,079
   Inventories  . . . . . . . . . . . . . . . . . .     63,514       52,530
   Deferred income taxes. . . . . . . . . . . . . .      8,505        7,810
   Prepaid expenses and other current assets. . . .      5,532        3,502
                                                    ----------   ----------
        Total current assets  . . . . . . . . . . .    182,665      136,130
                                                    ----------   ----------
Plant and equipment, at cost:
   Land, buildings and leasehold improvements . . .     51,396       42,213
   Machinery and equipment  . . . . . . . . . . . .    159,939      122,655
   Construction in progress . . . . . . . . . . . .      8,433        2,825
                                                    ----------   ----------
                                                       219,768      167,693
   Less - accumulated depreciation  . . . . . . . .   (100,914)     (89,829)
                                                    ----------   ----------
                                                       118,854       77,864
                                                    ----------   ----------
Intangible assets, net of amortization
   of $6,550 and $4,441 at September 30,
   1997 and December 31, 1996, respectively . . . .    107,221       58,326
                                                    ----------   ----------
Other assets  . . . . . . . . . . . . . . . . . . .     11,477        5,096
                                                    ----------   ----------
                                                    $  420,217   $  277,416
                                                    ==========   ==========


                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt. . . . . . . . $      956   $    2,295
   Accounts payable . . . . . . . . . . . . . . . .     48,445       35,410
   Accrued liabilities. . . . . . . . . . . . . . .     72,613       43,833
                                                    ----------   ----------
        Total current liabilities . . . . . . . . .    122,014       81,538
                                                    ----------   ----------
Bank debt . . . . . . . . . . . . . . . . . . . . .     97,757       87,764
Other long-term debt  . . . . . . . . . . . . . . .      4,073        4,538
                                                    ----------   ----------
   Total long-term debt . . . . . . . . . . . . . .    101,830       92,302
                                                    ----------   ----------
Accrued postretirement benefits . . . . . . . . . .     18,891        8,859
                                                    ----------   ----------
Other long-term liabilities . . . . . . . . . . . .     10,344        3,143
                                                    ----------   ----------
        Total liabilities . . . . . . . . . . . . .    253,079      185,842
                                                    ----------   ----------
Shareholders' equity:
   Preferred stock, par value $1.00,
     authorized 2,000 shares, none issued;
     Junior participating preferred stock,
     series A, no par value, authorized 200
     shares, none issued  . . . . . . . . . . . . .        ---          ---
   Common stock, par value $1.00, authorized
     20,000 shares, issued 16,553 shares at
     September 30, 1997 and 13,803 at
     December 31, 1996, respectively  . . . . . . .     16,553       13,803
   Additional paid-in capital . . . . . . . . . . .    102,169       32,749
   Retained earnings  . . . . . . . . . . . . . . .     51,691       47,272
   Foreign currency translation adjustments . . . .     (1,665)        (640)
   Minimum pension liability  . . . . . . . . . . .       (690)        (690)
                                                    ----------   ----------
                                                       168,058       92,494
   Less - treasury shares at cost(72
      shares at September 30, 1997
      and December 31, 1996)  . . . . . . . . . . .       (920)        (920)
                                                    ----------   ----------
        Total shareholders' equity  . . . . . . . .    167,138       91,574
                                                    ----------   ----------
                                                    $  420,217   $  277,416
                                                    ==========   ==========


           The Notes to Consolidated Financial Statements should be read in conjunction with these statements.

                KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                                               September 30,
                                                           -------------------
                                                              1997       1996
                                                           ---------  --------
                                                               (Unaudited)
                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . .   $  19,364  $  12,279

Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization  . . . . . . . . . .      14,759      9,578
      Deferred income taxes, net . . . . . . . . . . . .         867      1,837
      Provision for losses on accounts receivable  . . .         322        445
      Other, net . . . . . . . . . . . . . . . . . . . .       2,141       (487)
      Changes in operating assets and liabilities: (1)
         Accounts receivable . . . . . . . . . . . . . .      (9,020)    (5,398)
         Inventories . . . . . . . . . . . . . . . . . .       1,667     (6,160)
         Prepaid expenses and other current assets . . .      (1,410)     1,358
         Accounts payable. . . . . . . . . . . . . . . .       5,666      5,017
         Accrued liabilities . . . . . . . . . . . . . .       6,939      5,820
                                                           ---------   --------
            Net cash provided by operating activities. .      41,295     24,289
                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures . . . . . . . . . . . . . . .     (13,317)    (7,405)
      Acquisitions, net of cash acquired . . . . . . . .     (85,375)   (35,097)
      Proceeds from the sale of assets . . . . . . . . .         395        103
                                                           ---------   --------
            Net cash used by investing activities. . . .     (98,297)   (42,399)
                                                           ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in revolving loan facility  . . . . . .     (80,824)   (14,736)
      Proceeds from issuance of long-term debt . . . . .      90,000     39,435
      Repayments of long-term debt . . . . . . . . . . .      (1,668)    (1,085)
      Dividends paid . . . . . . . . . . . . . . . . . .      (6,204)    (5,958)
      Stock offering proceeds, net of expenses . . . . .      68,187        ---
      Redemption of warrants . . . . . . . . . . . . . .      (9,139)       ---
      Stock options exercised  . . . . . . . . . . . . .       2,309      1,911
      Other. . . . . . . . . . . . . . . . . . . . . . .         (12)      (525)
                                                           ---------   --------
         Net cash provided by financing activities . . .      62,649     19,042
                                                           ---------   --------
Effect of exchange rate changes on cash. . . . . . . . .        (460)       183
                                                           ---------   --------
Net increase in cash and cash equivalents  . . . . . . .       5,187      1,115

Cash and cash equivalents at beginning of period . . . .       2,209        581
                                                           ---------   --------
     Cash and cash equivalents at end of period . . . .    $   7,396   $  1,696
                                                           =========   ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . .    $   7,168   $  4,505
                                                           =========   ========
     Income taxes, net of refunds . . . . . . . . . . .    $   8,574   $  5,229
                                                           =========   ========



(1) Net of the effects of acquisitions, where applicable.

           The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

               KUHLMAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

            For The Nine Months Ended September 30, 1997
                             (Unaudited)
                           (In thousands)



                                           Foreign
                    Additional            Currency    Minimum
             Common  Paid-in   Retained  Translation  Pension  Treasury
              Stock  Capital   Earnings  Adjustment  Liability  Stock    Total
            -------- --------  --------   -------    -------   ------   -------
Balance at
 December
 31, 1996...$ 13,803 $ 32,749  $ 47,272   $  (640)   $  (690)  $ (920) $ 91,574

Net income..     ---      ---    19,364       ---        ---      ---    19,364

Cash dividends
 declared
 ($0.45 per
 share).....     ---      ---    (6,616)      ---        ---      ---    (6,616)

Foreign currency
 translation
 adjustment.     ---      ---       ---    (1,025)       ---      ---    (1,025)

Stock offering
 proceeds,
 net of
 expenses...   2,500   65,687       ---       ---        ---      ---    68,187

Redemption of
 warrants...     ---     (810)   (8,329)      ---        ---      ---    (9,139)

Issuance
 of shares
 under the
 Long-Term
 Incentive
 Plan.......      89     2,251      ---       ---        ---      ---     2,340

Stock options
 exercised
 and other..     161     2,292      ---       ---        ---      ---     2,453
            -------- --------- --------   -------    -------   ------     -----

Balance at
 September
 30, 1997...$ 16,553 $ 102,169 $ 51,691   $(1,665)   $  (690)  $ (920) $167,138
            ======== ========= ========   =======    =======   ======  ========



               The Notes To Consolidated Financial Statements
            should be read in conjunction with these statements.

                  KUHLMAN CORPORATION AND SUBSIDIARIES


                       --------------------------



              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 1997
                              (Unaudited)


1. Consolidated Financial Statements

   The consolidated balance sheet at September 30, 1997 and the related consolidated statements of income, cash flows and shareholders' equity for the three and nine months ended September 30, 1997 and 1996, have been prepared by Kuhlman Corporation (the "Company" or "Kuhlman") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations, cash flows and shareholders' equity for three and nine months ended September 30, 1997 and 1996, have been made. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

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

   The results of operations for the three and nine months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year 1997.

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

   The transaction is being accounted for as a purchase, and the goodwill associated with the transaction will be amortized over 40 years. The purchase price has been allocated to the assets based on their estimated fair market value, subject to adjustment should new or additional facts about the business become known. The excess of the purchase price over the fair value of assets is approximately $50,220,000, subject to future adjustments, if any. The results of operations for Kysor are included in the consolidated financial statements of the Company from the date of acquisition.

   The following unaudited pro forma information for the periods shown below gives effect to the Kysor acquisition as if it had occurred as of the beginning of each period.


                                             Nine Months Ended
                                               September 30,
                                          ----------------------
In thousands, except per share data          1997        1996
                                          ---------    ---------

Net sales                                 $ 495,542    $ 440,701

Net income                                $  20,182    $  14,769

Fully diluted per share amounts:
        Net income                        $    1.29    $    1.06


   The unaudited pro forma information assumes the acquisition of the net assets at the beginning of the periods presented and accordingly includes adjustments for goodwill amortization, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of Kysor been consummated at the beginning of the periods presented.

3. Earnings and Dividends Per Share

   Earnings per share in the accompanying consolidated statements of income for the three and nine months ended September 30, 1997 and 1996 have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding throughout the period. Common stock equivalents used in the primary and fully diluted per share calculations for the three and nine months ended September 30, 1997 and 1996 are as follows:


In thousands           Three Months Ended      Nine Months Ended
                          September 30,          September 30,
                       ------------------      ------------------
                         1997      1996          1997      1996
                       --------  --------      --------  --------

Primary                   708       444           766       327
Fully diluted             800       453           928       585



   A cash dividend of $0.15 per share was declared during each of the first three quarters of 1997 and 1996.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This standard modifies disclosure requirements for companies required to report earnings per share ("EPS") to include presentations of Basic EPS (which includes no dilution of common stock equivalents) and, if applicable, Diluted EPS (which reflects the potential dilution of common stock equivalents). The standard will not be effective for the Company until the completion of its fourth quarter and year end for 1997. The pro forma Basic and Diluted EPS for the three and nine months ended September 30, 1997 and 1996, respectively, assuming the application of SFAS No. 128 at the beginning of those periods, is as follows:


                                       Three Months Ended    Nine Months Ended
                                         September 30,          September 30,
                                       ------------------    ------------------
In thousands, except per share data      1997      1996        1997      1996
                                       --------  --------    --------  --------

Earnings per share:
    Basic                              $  0.47   $  0.38     $  1.32   $  0.92
    Diluted                            $  0.45   $  0.37     $  1.25   $  0.89

Average shares outstanding:
    Basic                               16,425    13,385      14,698    13,287
    Diluted                             17,133    13,829      15,464    13,740


4. Inventories

   Inventories consisted of the following, in thousands:


                               September 30,  December 31,
                                    1997          1996
                                 ---------     ---------
                                (unaudited)

     FIFO cost:
        Raw materials            $  29,184     $  24,648
        Work-in-process             17,408         9,790
        Finished goods              18,442        19,440
                                 ---------     ---------
            Total                   65,034        53,878
     Excess of FIFO
        over LIFO cost              (1,520)       (1,348)
                                 ---------     ---------

     Net inventories             $  63,514     $  52,530
                                 =========     =========



5. Long-Term Incentive Plan

   The Kuhlman Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan") was adopted by the Board of Directors in August 1996 and approved by the shareholders of the Company in April 1997. Under the terms of the Long-Term Incentive Plan, awards may be made to eligible participants for the achievement of specific performance goals, including among others, the attainment of certain price targets for Kuhlman common stock within a specified period of time. The value of those awards may be paid with Kuhlman common stock or cash, or a combination of the two.

   Pursuant to the Long-Term Incentive Plan, award levels were achieved on April 10 and May 27, 1997 for the attainment of two share price targets of $23 and $27, respectively, for Kuhlman stock. The payout to the eligible participants, which consists of two-thirds Kuhlman stock and one-third cash, is to be made in four quarterly installments subject to certain vesting requirements and other factors, commencing on May 1 and June 1, 1997 for the achievement of the $23 and $27 targets, respectively. The estimated total pre-tax cost of such awards is approximately $7,000,000, with approximately $3,600,000 and $3,400,000 to be paid for the $23 and $27 targets, respectively. The related compensation expense of such awards is recorded based on the commencement date and the vesting requirements noted above.

   On July 31, 1997 additional award levels were approved whereby certain key employees would receive a payout after the attainment of each of two share price thresholds for Kuhlman stock within two years from the award date, subject to certain vesting requirements and other factors. The stock price thresholds are $36 and $42 per share. Pursuant to such awards, the total pre-tax cost of such awards would be approximately $8,900,000, with approximately $4,450,000 to be paid after the attainment of each of the above price thresholds. Each award is to consist of two-thirds Kuhlman stock and one-third cash with the value of award varying by participant. The payout to the eligible participants pursuant to such awards will be made in four quarterly installments subject to certain vesting requirements and other factors. The related compensation expense will be recorded as the awards vest. The Company achieved the $36 threshold on October 21, 1997 with payouts and vesting to commence on April 1, 1998 in accordance with the Long-Term Incentive Plan.

6. Stock Offering

   On June 27, 1997, the Company completed a public offering and sale of 2,350,000 shares of its common stock at a per share price to the public of $28.875. The total proceeds, net of expenses, were approximately $64,072,000 of which approximately $54,933,000 was used to reduce amounts outstanding under the Company's credit facilities, and approximately $9,139,000 was used to redeem outstanding warrants. On July 8, 1997, an additional 150,000 shares were sold at a per share price to the public of $28.875 pursuant to the underwriters' over-allotment option. The additional proceeds, net of expenses, of approximately $4,115,000 were used to reduce amounts outstanding under the Company's credit facilities.

   On a supplementary basis, assuming that the total offering and sale of 2,500,000 shares as described above had been completed as of January 1, 1996 and the estimated net proceeds had been used to reduce the Company's indebtedness and redeem the warrants, fully diluted earnings per share for the year ended December 31, 1996 and the nine months ended September 30, 1997 would have been approximately $1.22 and $1.19, respectively.

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

   Kysor designs and manufactures proprietary products including polymer fans and fan clutches, various engine monitoring devices, fuel tanks, instruments and heating, ventilating and air conditioning systems for commercial and industrial vehicles and other applications. The principal markets for its products are original equipment manufacturers of light, medium and heavy-duty trucks, buses, off-highway equipment and the marine industry.

   On June 27 and July 8, 1997, the Company sold 2,350,000 and 150,000 shares, respectively, in a public offering at a per share price to the public of $28.875. The total net proceeds, after expenses, from the offering, were approximately $68,200,000. The proceeds were used to redeem outstanding warrants to purchase 480,750 shares of the Company's common stock and to repay outstanding debt.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated a record $41,295,000 in cash flow from operations in the first nine months of 1997 compared to $24,289,000 for the same period in 1996, an increase of $17,006,000 (70%). The increase was due primarily to the record earnings of the Company in the first three quarters of 1997, greater non-cash charges and better management of working capital resources, particularly inventories. Working capital (net of cash) was $53,255,000 at September 30, 1997 compared to $52,383,000 at December 31, 1996, an increase of $872,000 (2%).
The increase was due primarily to greater working capital associated with the acquisition of Kysor partially offset by benefits from better management of working capital. Cash and cash equivalents increased to $7,396,000 at September 30, 1997 from $2,209,000 at December 31, 1996 due to the timing of cash receipts and payments as well as the addition of the cash balances held by Kysor. Accounts receivable, net was $97,718,000 at September 30, 1997 compared to $70,079,000 at December 31, 1996, an increase of $27,639,000 (39%). The increase was due primarily to the acquisition of Kysor and the Company's record sales volume in the first three quarters of 1997. Similarly, inventories increased $10,984,000 (21%) to $63,514,000 at
September 30, 1997 from December 31, 1996 due primarily to the inclusion of Kysor, partially offset by declines in inventory at certain locations due to improved manufacturing efficiencies. Deferred taxes and prepaid expenses and other current assets increased $2,725,000 (24%) to $14,037,000 at September 30, 1997
from the end of 1996 primarily because of tax attributes associated with the acquisition of Kysor. Accounts payable and accrued liabilities were $121,058,000 at September 30, 1997 compared to $79,243,000 at December 31, 1996, an increase of $41,815,000 (53%). The increase was due primarily to the addition of Kysor and the timing of certain payments.

   Total debt outstanding at September 30, 1997 was $102,786,000, up $8,189,000 (9%) from the end of 1996. The increase in total debt was due to the acquisition of Kysor, partially offset by the proceeds from the sale of 2,500,000 shares of common stock, a substantial portion of which were used to pay down debt, and the positive cash flow from operations. Shareholders' equity at September 30, 1997 was $167,138,000 compared to $91,574,000 at December 31, 1996, an increase of $75,564,000 (83%). The increase was due to the sale of common stock in the public stock offering, net of the redemption of outstanding warrants, and record earnings in the first nine months of 1997, partially offset by the payment of dividends. The Company's total debt to capitalization ratio was 38% at September 30, 1997, down from 51% at the end of 1996.

   Capital expenditures for the first nine months of 1997 were $13,317,000 compared to $7,405,000 reported in the same period last year. The increase was due primarily to the acquisition of Kysor. Expenditures in the first three quarters of 1997 were primarily for normal replacements and additions to machinery and equipment, tooling for specific customer applications, and capacity enhancements.

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

RESULTS OF OPERATIONS

   The following table summarizes net sales and operating earnings by segment:


In thousands
                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                          --------------------    --------------------
                             1997       1996         1997      1996
                          ---------  ---------    ---------  ---------
                              (unaudited)              (unaudited)
Net sales:
   Electrical Products    $  74,214  $  71,560    $ 220,932  $ 195,390
   Industrial Products       90,150     47,638      247,801    139,465
                          ---------  ---------    ---------  ---------
                          $ 164,364  $ 119,198    $ 468,733  $ 334,855
                          =========  =========    =========  =========
Income before taxes:
   Electrical Products    $   5,391  $   5,997    $  14,375  $  13,863
   Industrial Products       12,760      6,149       33,662     16,462
                          ---------  ---------    ---------  ---------

      Operating earnings(1)  18,151     12,146       48,037     30,325

   Corporate                 (3,547)    (1,555)      (8,657)    (4,283)
   Interest expense, net     (1,882)    (1,815)      (6,848)    (5,150)
                          ---------  ---------    ---------  ---------
                          $  12,722  $   8,776    $  32,532  $  20,892
                          =========  =========    =========  =========


(1) Operating earnings is defined as operating profit plus other, net directly attributable to each segment.

Three Months Ended September 30, 1997 and 1996

Consolidated Results

   The Company reported record quarterly results in the third quarter of 1997 in several key financial areas, including operating profit, net income and cash flow from operations. Net sales, operating profit and net income increased approximately 38%, 36% and 50%, respectively, in the third quarter of 1997 when compared to the same period in 1996. The increases were attributable primarily to the positive operating performance reported in the Company's Industrial Products Segment and the acquisition of Kysor.

   Net sales were $164,364,000 in the third quarter of 1997 compared to $119,198,000 reported in the same period in 1996, an increase of $45,166,000 (38%). Each of the Company's two segments contributed to the increase in net sales as demand for most of the Company's key products remained vibrant throughout the period. Net sales were benefitted by approximately $38,254,000 in the third quarter of 1997 due to the acquisition of Kysor. Excluding the net sales contributed by Kysor, net sales increased approximately 6% in the third quarter of 1997 when compared to the year ago period.

   Operating profit for the third quarter of 1997 reached a record high of $15,241,000 compared to $11,241,000 reported for the same period in 1996, an increase of $4,000,000 (36%). Consolidated operating profit margins in the third quarter of 1997 were 9.3% of net sales compared to 9.4% reported in the year ago period. The increase in consolidated operating profit occurred primarily due to the record sales volume and improved gross profit margins for certain products, partially offset by higher operating expenses. Overall, operating expenses increased $7,870,000 (49%) to $23,893,000 or 14.5% of net sales in the third quarter of 1997 compared to $16,023,000 or 13.4% of net sales reported in the third quarter of 1996. The increase in operating expenses was due primarily to the higher sales noted above, greater corporate expenses associated with the Company's Long-Term Incentive Plan which resulted in a pre-tax charge of $1,750,000 and the addition of Kysor. Operating expenses, excluding the impact of the Long-Term Incentive Plan, in the third quarter of 1997 were 13.5% of net sales which is essentially the same as reported in the year ago period. Similarly, operating profit margins, excluding the impact of the Long-Term Incentive Plan, in the third quarter of 1997, were 10.3%, up from 9.4% reported in the year ago period.

   Interest expense, net was $1,882,000 in the third quarter for 1997 compared to $1,815,000 for the same period in 1996. The increase was due to higher levels of debt outstanding throughout the 1997 period compared to the third quarter of 1996, partially offset by lower interest rates due to the Company's amendment to its principal credit facilities on June 30, 1997. Other, net was an expense of $637,000 in the third quarter of 1997 compared to a $650,000 expense reported in the same period in 1996. The slight decrease was due to lower miscellaneous, non-operating expenses, none of which were significant, in the third quarter of 1997 compared to the year ago period.

   Net income for the third quarter of 1997 was a record $7,673,000 compared to $5,129,000 reported in the same period in 1996, an increase of $2,544,000 (50%). Earnings per share on a fully diluted basis in the third quarter of 1997 were $0.45 compared to $0.37 for the third quarter of 1996, an increase of 22%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The increase in the weighted average number of shares outstanding for the earnings per share calculation was due to higher common stock equivalents as a result of an increase in the Company's stock price and the impact of the common stock sold as part of a public stock offering. The Company's effective tax rate for the third quarter of 1997 and 1996 was 39.7% and 41.6%, respectively. The difference in rates was due primarily to the change in the source of earnings between various taxing countries and the deductibility of goodwill associated with the acquisition of Kysor.

   In addition, bookings were strong throughout the third quarter of 1997. The Company's consolidated backlog increased $10,153,000 (6%) to a record $169,018,000 at September 30, 1997 from the backlog at June 30, 1997 and $50,037,000 (42%) from the end of 1996. The increase in the backlog in the third quarter occurred at each subsidiary as demand remained vibrant in most key product lines. The increase in the first nine months of 1997 from the end of 1996 was attributable again to strong demand for the Company's key products and the acquisition of Kysor.

Electrical Products Segment

   In the Electrical Products Segment, net sales increased $2,654,000 (4%) to $74,214,000 in the third quarter of 1997 compared to the same period in 1996. The increase was primarily attributable to increased shipments of transformer products, particularly medium power transformers, and certain wire and cable products, partially offset by lower sales of security wire.

   Operating earnings in the Electrical Products Segment were $5,391,000 in the third quarter of 1997 compared to $5,997,000 in the same period in 1996, a decrease of $606,000 (10%). The decrease was due primarily to lower margins at Coleman Cable, partially offset by improved operating margins at Kuhlman Electric, which reported the highest operating earnings in its history. Operating earnings at Coleman Cable in the third quarter of 1997 were below that reported in the third quarter of 1996, due primarily to lower gross profit margins caused by greater manufacturing variances and lower sales of security wire.

Industrial Products Segment

   Net sales for the Industrial Products Segment in the third quarter of 1997 were $90,150,000 compared to $47,638,000 reported in the same period in 1996, an increase of $42,512,000 (89%).
The increase was due primarily to record sales of engine components in North America and the addition of Kysor, which added approximately $38,254,000 in net sales in the third quarter of 1997. The record level of sales in the quarter were due primarily to the robust demand for turbochargers, cooling system products and other engine components from original equipment manufacturers and fleet customers.

   Operating earnings in the Industrial Products Segment improved $6,611,000 (108%) to $12,760,000 in the third quarter of 1997 when compared to the same period in 1996. The increase was due primarily to the record shipments of engine component products, the positive impact of a change in sales mix, improved operating efficiencies, and the addition of Kysor.

Nine Months Ended September 30, 1997 and 1996

Consolidated Results

   Net sales, operating profit and net income for the first nine months of 1997 were record highs for the Company, up 40%, 48% and 58%, respectively, over the results reported for the same period in 1996.

   Net sales for the first three quarters of 1997 were $468,733,000 compared to $334,855,000 for the same period in 1996, an increase of 40%. The increase was due primarily to record shipments of medium power transformers and certain components for industrial and commercial engines and the addition of Kysor, which contributed $90,002,000 in net sales. Excluding the contribution of Kysor, net sales increased 13% in the first three quarters of 1997 over the year ago period.

   Operating profit for the first nine months of 1997 was a record $40,720,000 or 8.7% of net sales compared to $27,485,000 or 8.2% of net sales in the year ago period, an increase of $13,235,000 (48%). The increase in operating profit and margins was due to the positive results posted in each segment in the first three quarters of 1997 and the addition of Kysor, partially offset by higher operating expenses. Operating expenses for the first nine months of 1997 were $66,670,000 or 14.2% of net sales compared to $44,967,000 or 13.4% of net sales in the year ago period. Operating expenses increased due to the higher sales volume noted above, the addition of Kysor and the impact of the Long-Term Incentive Plan, which increased operating expenses by $3,050,000. Excluding the impact of the Long-Term Incentive Plan, operating expenses as a percentage of sales would have been approximately 13.6%. Similarly, operating profit margins, excluding the Long-Term Incentive Plan, for the first three quarters of 1997 were 9.3% compared to 8.2% in the year ago period.

   Interest expense, net for the first nine months of 1997 was $6,848,000 compared to $5,150,000 for the same period in 1996, an increase of $1,698,000 (33%). The increase was due to the higher debt levels, particularly in the first half of 1997, for the acquisition of Kysor.

   Net income for the first three quarters of 1997 increased $7,085,000 (58%) to $19,364,000 from $12,279,000 reported in the same period in 1996. Earnings per share on a fully diluted basis in the first nine months of 1997 were $1.24 compared to $0.89 for the year ago period, an increase of 39%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The fully diluted shares outstanding for the first nine months of 1997 and 1996 were 15,626,000 and 13,872,000, respectively. The increase in the weighted average number of shares outstanding for the earnings per share calculation was due to higher common stock equivalents as a result of an increase in the Company's stock price and the impact of the common stock sold as part of a public stock offering. The Company's effective tax rate for the first three quarters of 1997 and 1996 was 40.5% and 41.2%, respectively. The difference in rates was due primarily to the change in the source of earnings between various taxing countries and the deductibility of goodwill associated with the acquisition of Kysor.

Electrical Products Segment

   Net sales of the Electrical Products Segment for the first three quarters of 1997 were $220,932,000 compared to $195,390,000 in the similar period in 1996, an increase of $25,542,000 (13%). The increase was due primarily to greater shipments of transformer products, particularly medium power transformers, and certain wire and cable products, and the inclusion of the results of Communication Cable, Inc., which was acquired by the Company on February 21, 1996, for the full period. The increase was partially offset by lower net sales of security wire due to increased competition in that market segment.

   Operating earnings in the Electrical Products Segment increased $512,000 (4%) to $14,375,000 in the first three quarters of 1997 compared to the same period in 1996. Operating margins were 6.5% and 7.1% in the first three quarters of 1997 and 1996, respectively. The increase in operating earnings was due primarily to the higher sales volume noted above and improved margins at Kuhlman Electric, partially offset by lower operating earnings at Coleman Cable. Operating earnings at Coleman Cable declined in the first three quarters of 1997 compared to the year ago period primarily because of the impact of changes in the cost of copper, greater manufacturing variances and lower sales of security wire.

Industrial Products Segment

   Net sales for the Industrial Products Segment in the first nine months of 1997 were $247,801,000 compared to $139,465,000 reported in the same period in 1996, an increase of $108,336,000 (78%). The increase was due primarily to record sales of engine components in North America and Europe and the addition of Kysor, which added approximately $90,002,000 in net sales from the date of its acquisition by the Company. The record sales levels in the first nine months of 1997 were due primarily to greater penetration in key markets and continued robust demand for turbochargers and other engine components from original equipment manufacturers and fleet customers.

   Operating earnings in the Industrial Products Segment improved $17,200,000 (104%) to $33,662,000 in the first nine months of 1997 when compared to the same period in 1996. Operating margins advanced to 13.6% in the first three quarters of 1997 from 11.8% reported in the year ago period. The increase in operating earnings was due primarily to the record shipments of engine component products, the positive impact of a change in sales mix, improved operating efficiencies, and the addition of Kysor.

OUTLOOK FOR 1997

   Management believes that the results in the third quarter support its view that the Company is positioned to prosper for the balance of 1997 and into 1998. However, management's optimism about the future continues to be tempered somewhat by matters including, but not limited to, the potential impact of fluctuating currencies and raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.

SAFE HARBOR STATEMENT

   The statements contained under the caption "Outlook For 1997" and certain other information contained in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "anticipate," "may," "will," "expect," "continue," "remains," "intend," "aim," "trend," "seek," "should," and "prospects," or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates.

PART II.  OTHER INFORMATION


ITEM 6  Exhibits

   (a)  Exhibits

        27.0 Financial Data Schedule for the nine month period ended September 30, 1997.

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




 Date: November 13, 1997