Form 10-K405
period 1997-12-31
KUHLMAN CORP
filed 1998-03-30
CIK 56955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the fiscal year ended December 31, 1997, or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 1, 1998, 16,605,991 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares of Common Stock as of such date (based on the closing price on the New York Stock Exchange) of the Registrant held by non-affiliates (including two executive officers) was approximately $713,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into this Form 10-K:

     Part II: Annual Report to Shareholders of the Registrant for the year ended December 31, 1997.

     Part III: Definitive Proxy Statement of the Registrant in connection with the 1998 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1. BUSINESS

GENERAL

         Kuhlman Corporation (the "Registrant" or "Company"), a Delaware corporation whose predecessor company was founded in 1894, is a growth-oriented, diversified industrial manufacturing company that owns and manages a group of operating businesses. The Company currently operates in two product segments based on the distinct markets and customers served: Electrical and Industrial Products. The Electrical Products Segment is comprised of Kuhlman Electric Corporation ("Kuhlman Electric") and Coleman Cable Systems, Inc. ("Coleman Cable"). Kuhlman Electric is a leading manufacturer of transformers and other products for electrical utilities and industrial users. Coleman Cable is a nationally-recognized manufacturer of electrical and electronic wire and cable products such as electronic voice and data cable, cord sets, battery booster cables, industrial power cords and security wire for use in consumer, commercial and industrial applications. The Industrial Products Segment is comprised primarily of the Schwitzer Group, a combination of Schwitzer, Inc. ("Schwitzer"), Kysor Transportation Products Group ("Kysor") and Snyder Tank Corp. ("Snyder Tank"). Schwitzer Group is a leading worldwide manufacturer of proprietary engine components, fuel tanks and other products used on light, medium and heavy-duty trucks, and construction, agricultural, mining, power generation and marine equipment. Schwitzer Group's products include, among others, turbochargers, fans and fan drives that enhance engine performance, as well as fuel tanks, instrumentation components, and HVAC systems for commercial and industrial transportation applications. The executive office of the Company is located at 3 Skidaway Village Square, Savannah, Georgia 31411. The telephone number is (912) 598-7809.

MERGER

         On May 31, 1995, a wholly-owned subsidiary of the Company merged with and into Schwitzer. In the transaction, shares of Schwitzer common stock were converted into shares of the Company's common stock using an exchange ratio of
0.9615 share of the Company's common stock for each share of Schwitzer's common stock. The Company issued 6,980,000 shares of its common stock to effect the merger with Schwitzer. The merger was accounted for under the pooling of interests method of accounting and, accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the results of Schwitzer.

BUSINESS SEGMENTS

         The Company is organized into two business segments: Electrical Products and Industrial Products. The following discussion addresses the products, markets and organization of each of the Company's segments. For financial information relating to the Company's business segments and domestic and international operations, see Management's Discussion and

Analysis of Financial Condition and Results of Operations on pages 22 through 26 and Note 14 of Notes to Consolidated Financial Statements on page 42 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

ELECTRICAL PRODUCTS SEGMENT

         The Electrical Products Segment is comprised of Kuhlman Electric, which is based in Versailles, Kentucky, and Coleman Cable, which is based in North Chicago, Illinois. Demand and profitability for the segment are generally affected by the level of domestic economic activity in the consumer, commercial and industrial markets served. Housing starts, commercial and industrial construction, maintenance and upgrading of established electrical systems, and electrical usage are key indicators of demand for the segment's various electrical products.

KUHLMAN ELECTRIC

         PRODUCTS. Established in 1894, Kuhlman Electric designs, manufactures and markets a broad range of electric power transformers for electrical distribution systems serving residential, commercial and industrial customers. These products include distribution transformers, medium-size power transformers and instrument transformers. Distribution transformers reduce high voltages transmitted on electrical transmission lines to usable levels (120 and 240 volts) for homes, offices and factories. Distribution transformers may be mounted on a utility pole, placed at ground level on a pad or in underground vaults. Power transformers are designed for utility and industrial customers to be installed in substations or commercial electric power centers for apartment complexes, shopping centers, factories and other users of electrical power. Kuhlman Electric's power transformer product line includes a variety of transformers in electrical power ranges from 5 MVA (mega-volt amperes) to 50 MVA. Instrument transformers are high-accuracy transformers that reduce high current and voltage to lower levels within an electrical distribution network for revenue metering, relaying and system protection applications. As electrical power generation, transmission and distribution practices continue to change in a deregulated environment, the Company expects instrument transformers to be in greater demand as more electric power is transferred between sellers and buyers.

         SALES AND MARKETING. A significant portion of the distribution, power and instrument transformers manufactured by Kuhlman Electric in 1997 were marketed directly through 11 employee sales professionals. The balance was sold through 23 independent commissioned sales organizations, which employ approximately 80 salespersons and sales engineers.

         CUSTOMERS. Kuhlman Electric's transformer products are sold principally to electric utility companies throughout the United States. In addition, direct sales to commercial and industrial users of electric power are increasing as changes occur in the electrical generation, transmission and distribution industry. Original equipment manufacturers ("OEMs") of electric power generation equipment are also significant customers of Kuhlman Electric.

COLEMAN CABLE

         PRODUCTS. Coleman Cable, acquired by the Company on December 15, 1993, manufactures and distributes a wide range of electrical and electronic wire and cable products for consumer, commercial and industrial markets including voice, data and telecommunication cables for the high-tech data transmission industry. Coleman Cable is noted for its innovative and specialty products designed for use in unique power cables, robotics cables, cables used in the distribution of portable power for construction and industrial uses, as well as demanding OEM applications. Coleman Cable is also a leading supplier of cord sets, battery booster cables and other wire products for consumer uses. The acquisition of Communication Cable, Inc. in 1996 significantly expanded Coleman Cable's capability in the rapidly growing data transmission and telecommunications industries. The acquisition of Web Wire, also in 1996, provided the Company with a broad line of battery cables, ignition wire sets and related products to augment Coleman Cable's well-known line of products for the automotive aftermarket.

         Coleman Cable is also a leading provider of electronic wire and cable for diversified consumer and commercial markets for low voltage requirements, some of which are marketed under the "Signal" brand name. The "Signal" brand of cables is also used extensively by burglar alarm, fire alarm, smoke detector and closed circuit television (CCTV) installation and contracting companies. Coleman Cable also produces cables for energy management systems and for irrigation and sprinkler systems, and it is one of the largest producers of thermostat cable in the U.S. These products are marketed under the "Baron" brand name. Products marketed under the "Baron" brand name are used in a variety of applications by HVAC installers, energy management installers, irrigation system installers, OEMs, machine tool manufacturers and electrical contractors.

         SALES AND MARKETING. Coleman Cable's products are sold directly through 17 employee salespersons, and numerous manufacturers' representatives employing over 700 salespersons, to commercial contractors, electrical and security distributors, mass merchandisers, hardware wholesalers, automotive retailers, warehouse clubs, home centers, hardware chains, contractor/industrial supply houses, specialty retailers, and various industrial and OEM users on a nationwide basis. Coleman Cable's flexible power and control cable products are marketed to electrical distributors and industrial and construction customers. "Signal" brand products are sold to security and equipment distributors, wire and cable distributors, electronic parts distributors, electrical distributors and OEMs through its employee sales force and, to a lesser extent, independent sales representatives.

         CUSTOMERS. Coleman Cable's wire and cable products are sold to numerous distributors operating in various industries, OEMs and government agencies primarily in North America. Coleman Cable believes that it is one of the leading providers of wire and cable products to electrical distributors, extension cords to the contractor supply market and battery booster cables to nationally recognized retailers.

INDUSTRIAL PRODUCTS SEGMENT

         The Industrial Products Segment is comprised principally of the Schwitzer Group, which consists of Schwitzer, Kysor (acquired in March 1997) and Snyder Tank (acquired in November 1997). Schwitzer Group is based in Indianapolis, Indiana. Demand and profitability in this segment are affected by economic conditions in industrialized and developing regions of the world. Expenditures for light, medium and heavy-duty trucks, construction and agricultural equipment, marine applications and other commercial and industrial transportation equipment may affect demand for the segment's products.

         PRODUCTS. Schwitzer Group is a leading worldwide manufacturer of proprietary engine components, fuel tanks and other products used on light, medium and heavy-duty trucks, as well as for construction, agricultural, mining, power generation and marine equipment. Schwitzer Group designs, manufactures and markets technically advanced components, including turbochargers, fan drives, cooling fans and crankshaft vibration dampers, for enhancing the efficiency of commercial and industrial diesel and gasoline engines. These components improve engine performance by enhancing horsepower output, fuel efficiency and durability while lowering emissions, and are engineered to meet the specific engine applications of each customer. Engines incorporating Schwitzer Group's products are used in light, medium and heavy-duty trucks, in agricultural and construction equipment, and in other industrial and commercial applications.

         Turbochargers use the energy from engine exhaust to provide pressurized air to the engine, thus increasing power and reducing exhaust emissions, and are expected to play a significant role in engine designs capable of complying with increasingly stringent exhaust emission regulations worldwide. Turbochargers are fitted to engines for on-road vehicles (such as delivery trucks and semi-tractors) and off-road vehicles (such as farm and construction equipment). Sales of turbochargers accounted for approximately 20 percent, 25 percent and 26 percent of the consolidated net sales of the Company during 1997, 1996 and 1995, respectively.

         Fans manufactured by Schwitzer Group cool engines and protect them from overheating. Fan drives produced by Schwitzer Group are designed to sense engine temperature and engage and disengage engine cooling fans, either automatically or with driver assistance. This increases power while reducing fuel consumption and engine noise. With the addition of Kysor in March 1997, the Company believes that Schwitzer Group is one of the world's leading designers and manufacturers of fans and fan drives, producing a complete line of metal and polymer fans and viscous and friction fan drives used in commercial and industrial transportation applications. Schwitzer Group's vibration dampers reduce engine vibrations and enhance engine performance and durability while reducing noise.

         Schwitzer Group is a leading provider of fuel tanks and air tanks for commercial and industrial transportation equipment, including medium and heavy-duty trucks. These fuel tanks are marketed under the "Kysor Michigan Fleet" and "Snyder Tank" brand names.

         In addition, Schwitzer Group manufactures and markets other proprietary components for commercial and industrial transportation applications, including various engine monitoring devices and marine instruments under the "Kysor Medallion" brand name and HVAC systems for commercial and industrial vehicles and trailer supports under the "Kysor Westran" brand name.

         The Industrial Products Segment also includes Emtec Products Corporation ("Emtec"), which designs, manufactures and markets a variety of spring and spring assembly products and stampings for the transportation, appliance and electronics markets.

         SALES AND MARKETING. Schwitzer Group sells its products to OEMs, fleet operators and aftermarket customers through its employee sales force and through approximately 200 independent distributors to customers in more than 60 countries throughout the world. In addition, because many of the products offered by the Schwitzer Group are custom-designed to meet the specific engine applications of each OEM and fleet customer, the research and development personnel of the Schwitzer Group work closely with OEMs during their design and development of an engine or product.

         CUSTOMERS. Schwitzer Group believes that it is one of the leading independent suppliers in the world of turbochargers and fans and fan drives to the non-passenger car market. Schwitzer Group's primary customers are the world's leading engine builders and fleet operators, located primarily in North America, Western Europe, South America and Japan. In addition, Schwitzer Group markets its products to some of the world's largest manufacturers of light, medium and heavy-duty trucks, buses, off-highway equipment, portable power generators and certain marine products.

COMPETITION

         The Company experiences substantial competition in each of its business segments. The Company has numerous competitors, some of which have substantially greater financial and technical resources than the Company and include some of the world's largest business enterprises. The Company generally competes against divisions or subsidiaries of such large business enterprises, as well as against numerous other smaller competitors in the various markets in which it participates. The Company believes that it competes primarily on the basis of product quality, product innovation, service and price.

CUSTOMERS; SEASONALITY

         During 1997, 1996 and 1995, various purchasing units of a long-time customer accounted for 8%, 9% and 10%, respectively, of the consolidated net sales of the Company. The Company's net sales are not seasonal to any significant extent; however, net sales are generally related to economic activity.

RAW MATERIALS AND SUPPLIES

         The principal raw materials required by the Electrical Products Segment are primarily aluminum, copper, steel, various insulating materials and polymers. Copper, which is the

Electrical Products Segment's single largest raw material, is generally purchased in either wire or rod form from a number of major domestic producers. Pricing is typically based upon announced prices of the New York Commodity Exchange, Inc. ("COMEX") for high grade copper, plus a negotiated premium. The principal raw materials used in the Industrial Products Segment are nickel, aluminum, cast iron and steel. Although castings used in the manufacture of specialized turbines for turbochargers are available from only a few suppliers worldwide, the Company has experienced no difficulties in obtaining adequate supplies to meet its manufacturing needs.

         While the Company may engage in hedging activities under certain circumstances to mitigate the impact of price fluctuations in certain commodity prices, the Company could experience rapid increases in the price of its principal raw materials. As a consequence, the Company's financial condition or results of operations may be adversely affected by such increases in raw material costs to the extent the Company is unable to pass on such higher costs to customers.

         Raw materials purchased by the Company are generally available from numerous independent sources at competitive prices, and are obtained principally from domestic suppliers. Management anticipates no significant difficulty in filling its raw material requirements. However, it is possible that because of the Company's increasing focus on "lean manufacturing," which incorporates "just-in-time" supplier-customer delivery methods with fewer suppliers, the risk of difficulties in obtaining raw materials may increase from time to time.

PATENTS, TRADEMARKS AND LICENSES

         The Company owns and/or licenses a number of patents and patent applications, and registered and unregistered trademarks which are valuable to its business. Such patents, licenses and trademarks are not considered material to the business of the Company as a whole.

BACKLOG

         An order is included as part of the Company's backlog once a firm delivery date has been received from the customer. The following table sets forth backlog, which the Company believes to be firm as of the dates indicated:

                                                        At December 31
                                                    1997             1996
                                                        (in thousands)
                  Electrical Products Segment   $    52,879      $    51,266
                  Industrial Products Segment       118,091           67,715
                                                -----------      -----------
                                                $   170,970      $   118,981
                                                ===========      ===========

         At December 31, 1997 substantially all of the Company's backlog orders were expected to be completed by December 31, 1998.

ENGINEERING AND PRODUCT DEVELOPMENT

         The Company continually seeks to improve existing products and to develop new products. The Company's business units focus on developing engineered products designed to meet the specific needs and applications of its customers. Teams representing different functional areas within a business unit work closely with customers early in their product design process to ensure that the product meets the customer's specifications and is cost effective.

         Engineering costs associated with specific customer orders are capitalized as part of product cost and are included in cost of goods sold at the time of shipment. Engineering expenses associated with product development, the application of products to specific customer needs, and ongoing efforts to refine and enhance existing products are expensed as incurred through operating expenses and totaled approximately $11,733,000, $7,009,000 and $6,745,000 in 1997, 1996 and 1995, respectively.

ENVIRONMENTAL

         The Company is subject to numerous environmental laws and regulations concerning, among others, air emissions, discharges into waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on the Company in the future. Like many other industrial concerns, the Company's manufacturing operations entail the risk of noncompliance, which may result in fines, penalties and remediation costs, and there can be no assurance that such costs will be insignificant. To the best of the Company's knowledge, it is in substantial compliance with all Federal, state and local environmental protection provisions, and believes that future fines, penalties and remediation costs associated with environmental noncompliance, if any, should not have a material adverse effect on capital expenditures, earnings or the Company's competitive position. However, legal and regulatory requirements in those areas have been increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance. See Note 11, "Commitments and Contingencies," of Notes to Consolidated Financial Statements.

EMPLOYEES

         As of December 31, 1997 and 1996, the Company employed 4,194 and 2,782 persons, respectively, approximately 1,562 of whom are currently subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         As of December 31, 1997, the Company operated thirty manufacturing plants, including foreign plants. Of these manufacturing plants, twenty are owned, nine are leased, and one is partially owned and partially leased. The twenty-five domestic plants are located in the states of Arkansas, California, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Mississippi, New York, North Carolina, Ohio and South Carolina. The Company's Industrial Products Segment operates five foreign manufacturing plants, two of which are owned, in England and Brazil, and three of which are leased, in England, Wales and South Korea. A subsidiary in the Industrial Products Segment also operates a research and development facility in Indianapolis, Indiana. In the opinion of the Company, its properties have been well maintained and are in the proper condition necessary to operate at present levels. A summary of floor space of the principal facilities by business segment at December 31, 1997 is as follows:

                         Manufacturing(1)(2)           Office(1)                Warehousing
                         -------------------           ---------                -----------
                          Owned      Leased      Owned           Leased       Owned      Leased         Total
                          -----      ------      -----           ------       -----      ------         -----
                                                    (In Thousands of Square Feet)
Electrical                  762         429           24           37            15         220         1,487
Industrial                1,144         313          142           39             3          48         1,689
Corporate                   ---         ---           25          ---           ---         ---            25
                      ---------    --------     --------    ---------     ---------   ---------     ---------
                          1,906         742          191           76            18         268         3,201
                      =========    ========     ========    =========     ==========  =========     =========

(1) Includes the following facilities and square footage: England-- 64,000; Brazil-- 63,000; Wales-- 25,000; and South Korea-- 10,000.

(2) Excludes 147,000 and 110,000 square-foot plants in North Carolina, and a 25,000 square-foot plant in Michigan, which are not currently being utilized.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers of the Registrant:

                                     Officer of
                                      Kuhlman
         Name              Age          Since                          Position
         ----              ---          -----                          --------
Robert S. Jepson, Jr.      55           1993             Chairman of the Board, Chief Executive
                                                               Officer and Director
Curtis G. Anderson         56           1994             President, Chief Operating Officer
                                                               and Director
Gary G. Dillon             63           1995             Chairman and Chief Executive Officer of
                                                               Schwitzer, Inc. and Director
Vernon J. Nagel            40           1993             Executive Vice President of Finance,
                                                               Chief Financial Officer and Treasurer
Richard A. Walker          46           1984             Executive Vice President, Chief
                                                               Administrative Officer, General
                                                               Counsel and Secretary

         Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

         Mr. Jepson, who was elected President and Chief Executive Officer of the Company on February 10, 1993, and Chairman of the Board on June 9, 1993, founded and was Chairman and Chief Executive Officer of The Jepson Corporation from 1983 until its sale in 1989. The Jepson Corporation was a diversified manufacturing company listed on the New York Stock Exchange. Immediately preceding his election as President and Chief Executive Officer of the Registrant, Mr. Jepson was, and is currently, Chairman and Chief Executive Officer of Jepson Associates, Inc., a private investment company.

         Mr. Anderson, who was elected President and Chief Operating Officer of the Company on April 26, 1994, and a director on September 8, 1993, founded and has been, since 1986, Chairman of Anderson Capital Corporation, a private investment company. Prior thereto, he spent 19 years in corporate and investment banking, including 14 years first with Citibank and then five years with The First National Bank of Chicago where he served as Executive Vice President, Head of Financial Products Department.

         Mr. Dillon has served as Director since June 1, 1995. Mr. Dillon has served as Chairman of Schwitzer, Inc. since June 1991, and Chief Executive Officer since April 1989. From April 1989 to March 1997 he also served as President of Schwitzer, Inc. Prior to April 1989 he served as President and Chief Executive Officer of Household Manufacturing, Inc.

         Mr. Nagel, who joined the Company on April 5, 1993, became Executive Vice President of Finance, Chief Financial Officer and Treasurer of the Company in February 1994 and was Vice President of Finance, Chief Financial Officer and Treasurer prior thereto. He was the Vice President of Finance, Chief Financial Officer and Secretary of Stericycle, Inc. (medical waste management) from 1990 until 1993. Prior thereto, Mr. Nagel served in various financial executive capacities with The Jepson Corporation from 1985 until 1990.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Information with respect to the principal market for the Registrant's common stock, the high and low sales prices of such common stock and dividends paid with respect thereto, and the approximate number of holders of record of such common stock is incorporated herein by reference to the information contained under the caption "Debt" on page 34 and "Common Stock Price Ranges" on page 46 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to selected financial data for the Registrant is incorporated herein by reference to information set forth under the caption "Five-Year Selected Financial Data" on page 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Report of Independent Public Accountants" and "Notes to Consolidated Financial Statements" on pages 27 through 43 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Registrant is incorporated herein by reference to the information contained under the caption "Information Regarding Kuhlman Directors, Nominees for Directors of Kuhlman and Executive Officers" of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation is incorporated herein by reference to the information contained under the captions "Compensation of Directors," "Executive Compensation," "Savings and Pension Plans," "Option/SAR Grants During 1997," "Aggregated Option/SAR 1997 Year-End Option/SAR Values," and "Long-Term Incentive Plan - Awards in Last Fiscal Year" of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the information contained under the caption "Principal Stockholders and Beneficial Ownership of Management of Kuhlman" of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the information contained under the caption "Related

Transactions" of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements

                  The following consolidated financial statements of Kuhlman Corporation and subsidiaries included in the Kuhlman Corporation 1997 Annual Report to its shareholders for the year ended December 31, 1997, are incorporated herein by reference:

                           Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.

                           Consolidated Balance Sheets - December 31, 1997 and 1996.

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

                           Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997.

                           Notes to Consolidated Financial Statements.

                  The financial statement schedule listed below for each of the three years in the period ended December 31, 1997 is submitted herewith together with the report and consent of independent public accountants.

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

                           2.4 Letter of Transmittal to Tender Shares of Common Stock of Communication Cable, Inc. (incorporated by reference to Exhibit (a)(2) to Schedule 14D-1 of Kuhlman Acquisition Corp. and Kuhlman Corporation regarding Communication Cable, Inc. dated November 29,
                                    1995).

                           2.5 Asset Purchase Agreement among Kuhlman Corporation, Transpro Group, Inc., Kysor Industrial Corporation, and certain subsidiaries of Kysor Industrial Corporation dated as of February 2, 1997 [incorporated by reference to Exhibit 2 to Schedule 14D-9 of Kysor Industrial Corporation dated February 7, 1997 (SEC File No. 1-8973)].

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

                           10.4     Non-Employee Directors Stock Plan
                                    (incorporated by reference to Exhibit 4 to the Registrant's Form 10-Q for the quarter ended June 30, 1993).

                           10.5 Amended 1994 Stock Option Plan of the Registrant (incorporated by reference to
                                    Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1996).

                           10.6     Schwitzer, Inc. Long-Term Executive
                                    Incentive Compensation Plan, as amended
                                    (incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-61255).

                           10.7 Form of Change in Control Agreement dated as of February 20, 1996.

                           10.8 Sixth Amendment to Credit Agreement dated July 1, 1996 among the Registrant, The Chase Manhattan Bank, N.A. as Administrative Agent and the participating lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

                           10.9 Kuhlman Corporation Long-Term Incentive Plan [incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (No. 333-26371)].

                           10.10 Amendment No. 1 dated as of June 30, 1997, to the 364-Day

                                    Amended and Restated Credit Agreement, dated as of July 1, 1996, among the Registrant, The Chase Manhattan Bank as Administrative Agent and the participating lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).

                           10.11 Amendment No. 1 dated as of June 30, 1997, to the 5-Year Amended and Restated Credit Agreement dated as of July 1, 1996, among the Registrant, The Chase Manhattan Bank as Administrative Agent and the participating lenders (incorporated by reference to
                                    Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).

                           10.12    Amended 1994 Stock Appreciation Rights Plan.

                           10.13 Amended Form of Change in Control Agreement dated as of January 1, 1998.

                           13.0 Portions of Annual Report to Shareholders of the Registrant for the year ended December 31, 1997 appearing under the captions "Five-Year Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity," "Report of Independent Public Accountants," "Notes to Consolidated Financial Statements" and "Common Stock Price Ranges."

                           21.0     Subsidiaries of the Registrant.

                           23.0     Consent of Independent Public Accountants.

                           24.0     Power of Attorney.

                           27.0     Financial Data Schedule.



         (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1997.

         (c) See Item 14(a)(3) above.

         (d) See Item 14(a)(2) above.

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Kuhlman Corporation 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule to consolidated financial statements listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/ ARTHUR ANDERSEN LLP
                                                        -----------------------
                                                        ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 2, 1998

                      KUHLMAN CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


             COLUMN A                         COLUMN B           COLUMN C            COLUMN D            COLUMN E
----------------------------------------     -----------         -----------        -----------         ---------
                                             BALANCE AT
                                             BEGINNING                                                 BALANCE AT
                                             OF PERIOD         ADDITIONS (1)     WRITE-OFFS, NET      END OF PERIOD
                                             ---------         -------------     ---------------      -------------
       VALUATION AND QUALIFYING
         ACCOUNTS FROM ASSETS
        IN CONSOLIDATED BALANCE
      SHEETS -- DOUBTFUL ACCOUNTS

   Year Ended December 31, 1997 (1)         $   2,344             2,582               (1,200)          $  3,726
   Year Ended December 31, 1996 (1)         $   1,442             1,093                 (191)          $  2,344
   Year Ended December 31, 1995             $     990             1,211                 (759)          $  1,442


(1) Additions reflect amounts related to acquisitions during the respective period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: March 30, 1998

                                     KUHLMAN CORPORATION


                                     By: /s/ ROBERT S. JEPSON, JR.
                                         -------------------------
                                         Robert S. Jepson, Jr.
                                         CHAIRMAN OF THE BOARD AND
                                         CHIEF EXECUTIVE OFFICER

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


                    NAME                                         TITLE                                 DATE
                    ----                                         -----                                 ----
ROBERT S. JEPSON, JR.*                       Chairman of the Board and                              March 30, 1998
                                             Chief Executive Officer (Principal                    ___________
                                             Executive Officer) and Director

VERNON J. NAGEL*                             Executive Vice President of                            March 30, 1998
                                             Finance, Chief Financial Officer                      ___________
                                             and Treasurer (Principal Financial
                                             and Accounting Officer)

CURTIS G. ANDERSON*                          President, Chief Operating Officer                     March 30, 1998
                                             and Director                                          ___________

WILLIAM E. BURCH*                            Director                                               March 30, 1998
                                                                                                   ___________
STEVE CENKO*                                 Director                                               March 30, 1998
                                                                                                   ___________
GARY G. DILLON*                              Director                                               March 30, 1998
                                                                                                   ___________
ALEXANDER W.                                 Director                                               March 30, 1998
 DREYFOOS, JR.*                                                                                    ____________

WILLIAM M. KEARNS, JR.*                      Director                                               March 30, 1998
                                                                                                   ___________
GEORGE J. MICHEL, JR.*                       Director                                               March 30, 1998
                                                                                                   ___________
GENERAL H. NORMAN                            Director                                               March 30, 1998
   SCHWARZKOPF*                                                                                    ___________


*By:           /s/ ROBERT S. JEPSON, JR.     Individually and as                                    March 30, 1998
    ----------------------------------------                                                       ___________
                   Robert S. Jepson, Jr.     Attorney-in-Fact
