Form 10-Q
period 1998-03-31
KUHLMAN CORP
filed 1998-05-12
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                AND EXCHANGE COMMISSION VIA EDGAR

----------------------------------------------------------------------

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

----------------------------------------------------------------------

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998
                                or

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

                     Yes      X         No
                         -----------         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                 Outstanding at April 27, 1998
                   -----                 -----------------------------
        Common Stock, $1.00 Par Value             16,752,817
------------------------------------------------------------------------------

ITEM 1.


               KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1998       1997
                                                    ---------  ---------
                                                         (Unaudited)
                                           (In thousands, except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . . $ 184,102  $ 134,148
Cost of goods sold  . . . . . . . . . . . . . . . .   142,015    104,406
                                                    ---------  ---------
Gross profit  . . . . . . . . . . . . . . . . . . .    42,087     29,742
                                                    ---------  ---------
Operating expenses:
  Selling, engineering, general and
      administrative expenses . . . . . . . . . . .    24,460     17,933
  Intangible amortization . . . . . . . . . . . . .       905        558
                                                    ---------  ---------
       Total operating expenses . . . . . . . . . .    25,365     18,491
                                                    ---------  ---------

Operating profit  . . . . . . . . . . . . . . . . .    16,722     11,251
                                                    ---------  ---------

Other income(expense):
   Interest expense, net. . . . . . . . . . . . . .    (1,850)    (1,938)
   Other, net . . . . . . . . . . . . . . . . . . .      (381)      (315)
                                                    ---------  ---------
   Total other income(expense), net . . . . . . . .    (2,231)    (2,253)
                                                    ---------  ---------
Income before taxes . . . . . . . . . . . . . . . .    14,491      8,998
Taxes on income . . . . . . . . . . . . . . . . . .     5,674      3,716
                                                    ---------  ---------
Net income  . . . . . . . . . . . . . . . . . . . . $   8,817  $   5,282
                                                    =========  =========
Per share amounts:
  Net income - basic  . . . . . . . . . . . . . . . $    0.53  $    0.38
                                                    =========  =========
  Net income - diluted  . . . . . . . . . . . . . . $    0.51  $    0.36
                                                    =========  =========
Average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . .    16,567     13,746
                                                    =========  =========
  Diluted . . . . . . . . . . . . . . . . . . . . .    17,419     14,479
                                                    =========  =========


             The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                  KUHLMAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                                    March 31,  December 31,
                                                       1998       1997
                                                    ---------   ---------
                                                    (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents  . . . . . . . . . .  $   8,210   $   6,529
    Accounts receivable, less reserves of $3,637
       and $3,726 at March 31, 1998 and December
       31, 1997, respectively                         108,369     104,190
    Inventories  . . . . . . . . . . . . . . . . .     74,155      71,282
    Deferred income taxes. . . . . . . . . . . . .     14,363      13,540
    Prepaid expenses and other current assets. . .      4,560       4,726
                                                    ---------   ---------
   Total current assets  . . . . . . . . . . . . .    209,657     200,267
                                                    ---------   ---------
Plant and equipment, at cost:
    Land, buildings and leasehold improvements . .     53,530      51,874
    Machinery and equipment  . . . . . . . . . . .    172,372     173,300
    Construction in progress . . . . . . . . . . .      7,686       5,720
                                                    ---------   ---------
                                                      233,588     230,894
    Less - accumulated depreciation  . . . . . . .   (108,800)   (105,368)
                                                    ---------   ---------
                                                      124,788     125,526
                                                    ---------   ---------
Intangible assets, net of amortization of $8,350
   and $7,445 at March 31, 1998 and December 31,
   1997, respectively                                 122,712     123,616
                                                    ---------   ---------
Other assets . . . . . . . . . . . . . . . . . . .     11,744      11,909
                                                    ---------   ---------
                                                    $ 468,901   $ 461,318
                                                    =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt  . . . . . .  $   2,153   $   1,475
    Accounts payable . . . . . . . . . . . . . . .     57,761      50,913
    Accrued liabilities  . . . . . . . . . . . . .     82,633      87,814
                                                    ---------   ---------
    Total current liabilities  . . . . . . . . . .    142,547     140,202
                                                    ---------   ---------
Long-term debt . . . . . . . . . . . . . . . . . .    112,519     116,257
                                                    ---------   ---------
Accrued postretirement benefits  . . . . . . . . .     19,844      19,573
                                                    ---------   ---------
Other long-term liabilities. . . . . . . . . . . .     11,509      10,833
                                                    ---------   ---------
    Total liabilities  . . . . . . . . . . . . . .    286,419     286,865
                                                    ---------   ---------
Shareholders' equity:
  Preferred stock, par value $1.00, authorized
    2,000 shares, none issued;  Junior
    participating preferred stock, series A,
    no par value, authorized 200 shares, none
    issued . . . . . . . . . . . . . . . . . . . .        ---         ---
  Common stock, par value $1.00, authorized
    20,000 shares, issued 16,690 shares at
    March 31, 1998 and 16,601 at December 31,
    1997, respectively . . . . . . . . . . . . . .     16,690      16,601
  Additional paid-in capital . . . . . . . . . . .    105,348     103,543
  Retained earnings  . . . . . . . . . . . . . . .     64,103      57,777
  Accumulated other comprehensive income . . . . .     (2,739)     (2,548)
                                                    ---------   ---------
                                                      183,402     175,373
  Less - treasury shares at cost (72 shares at
    March 31, 1998 and December 31, 1997). . . . .       (920)       (920)
                                                    ---------   ---------
    Total shareholders' equity . . . . . . . . . .    182,482     174,453
                                                    ---------   ---------
                                                    $ 468,901   $ 461,318
                                                    =========   =========


             The Notes to Consolidated Financial Statements should be read in conjunction with these statements.

                  KUHLMAN CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                       1998         1997
                                                    ---------    ---------
                                                          (Unaudited)
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . .  $   8,817    $   5,282
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization . . . . . . . . .      6,321        3,988
   Deferred income taxes, net  . . . . . . . . . .         (3)        (539)
   Provision for losses on accounts receivable . .        121          121
   Non-cash charges and other, net . . . . . . . .      1,509           55
  Changes in operating assets and liabilities: (1)
   Accounts receivable . . . . . . . . . . . . . .     (4,568)      (4,216)
   Inventories . . . . . . . . . . . . . . . . . .     (2,853)      (3,077)
   Prepaid expenses and other current assets . . .        170           56
   Accounts payable  . . . . . . . . . . . . . . .      6,923        4,009
   Accrued liabilities . . . . . . . . . . . . . .     (5,036)       3,449
                                                    ---------    ---------
     Net cash provided by operating activities . .     11,401        9,128
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . . . . . .     (5,198)      (2,606)
   Acquisitions, net of cash acquired  . . . . . .         --      (85,375)
   Proceeds from the sale of assets  . . . . . . .        402           52
                                                    ---------    ---------
     Net cash used by investing activities . . . .     (4,796)     (87,929)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving loan facility . . . . .     (2,808)      (4,319)
   Proceeds from issuance of long-term debt  . . .         51       90,000
   Repayments of long-term debt  . . . . . . . . .       (322)        (754)
   Dividends paid  . . . . . . . . . . . . . . . .     (2,479)      (2,060)
   Stock options exercised and other . . . . . . .        736          443
                                                    ---------    ---------
        Net cash provided (used for) by financing
            activities . . . . . . . . . . . . . .     (4,822)      83,310
                                                    ---------    ---------
Effect of exchange rate changes on cash  . . . . .       (102)          63
                                                    ---------    ---------
Net increase in cash and cash equivalents  . . . .      1,681        4,572
Cash and cash equivalents at beginning of period .      6,529        2,209
                                                    ---------    ---------

   Cash and cash equivalents at end of period  . .  $   8,210    $   6,781
                                                    =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest  . . . . . . . . . . . . . . . . . . .  $   2,636    $   2,076
                                                    =========    =========
   Income taxes, net of refunds  . . . . . . . . .  $   1,905    $     581
                                                    =========    =========



(1)Net of the effects of acquisitions, where applicable.


             The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                  KUHLMAN CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                For The Three Months Ended March 31, 1998
                               (Unaudited)
                             (In thousands)


                                         Accumulated Other
                                       Comprehensive Income
                                       --------------------
                                        Foreign
                    Additional          Currency  Minimum               Compre-
              Common Paid-in  Retained Translation Pension Treasury     hensive
              Stock  Capital  Earnings Adjustment Liability Stock Total Income
              -----------------------------------------------------------------
Balance at
 December
 31, 1997.... $16,601 $103,543 $57,777 $(1,364) $(1,184) $(920) $174,453
              ------- -------- ------- -------  -------  -----  --------
Net income...     ---      ---   8,817     ---      ---    ---     8,817 $8,817

Cash
 dividends
 declared
 ($0.15
 per share)..     ---      ---  (2,491)    ---      ---    ---    (2,491)

Foreign
 currency
 translation
 adjustment..     ---      ---     ---    (191)     ---    ---      (191)  (191)

Issuance of
 common
 stock.......      44    1,114     ---     ---      ---    ---     1,158

Stock
 options
 exercised
 and other...      45      691     ---     ---      ---    ---       736
              ------- -------- ------- -------  -------  -----  -------- ------

Balance at
 March 31,
 1997........ $16,690 $105,348 $64,103 $(1,555) $(1,184) $(920) $182,482
              ======= ======== ======= =======  =======  =====  ========

     Total Comprehensive Income for the
          three months ended March 31, 1998                              $8,626
                                                                         ======






          The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

               KUHLMAN CORPORATION AND SUBSIDIARIES


                  ----------------------------


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
                           (Unaudited)


1.   Consolidated Financial Statements

     The consolidated balance sheet at March 31, 1998 and the related consolidated statements of income, cash flows and shareholders' equity for the three months ended March 31, 1998 and 1997, have been prepared by Kuhlman Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations, cash flows and shareholders' equity for three months ended March 31, 1998 and 1997, have been made. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements.
These consolidated financial statements, including the notes thereto, should be read in conjunction with the Company's audited consolidated financial statements as of and for the three years in the period ended December 31, 1997 included in the Company's annual report on Form 10-K.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

2.   Acquisitions

Kysor Transportation Products Group

     On March 10, 1997, the Company purchased certain assets of the Transportation Products Group ("Kysor") of Kysor Industrial Corporation, a Michigan Corporation traded on the New York Stock Exchange. The purchase price for Kysor was $86,000,000 in cash plus the assumption of approximately $722,000 of debt. The purchase of Kysor was financed from borrowings under the Company's existing credit facilities.

     The transaction was accounted for as a purchase, and the goodwill associated with the transaction is being amortized over 40 years. The purchase price has been allocated to the assets based on their estimated fair market value. The excess of the purchase price over the fair value of assets was approximately $52,909,000. The results of operations for Kysor are included in the consolidated financial statements of the Company from the date of acquisition.

     The following unaudited pro forma information for the periods shown below gives effect to the Kysor acquisition as if it had occurred as of the beginning of the period.


                                      Quarter Ended
                                      March 31, 1997
                                     ----------------

In thousands, except per share data

Net sales                               $ 160,957

Net income                              $   6,107

Diluted per share amounts:
       Net income                       $    0.42


     The unaudited pro forma information assumes the acquisition of the net assets at the beginning of the period presented and, accordingly includes adjustments for goodwill amortization, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at the beginning of the period presented.


Snyder Tank Corporation

     On November 14, 1997, a subsidiary of the Company acquired all of the outstanding stock of Snyder Tank Corp. ("Snyder Tank") for approximately $20,000,000 in cash plus the assumption of approximately $1,200,000 of debt. Snyder Tank is a manufacturer of steel and aluminum fuel and air tanks for medium and heavy-duty trucks, and metal tanks for liquified natural gas fuel systems. Net sales of Snyder Tank for their fiscal year ended August 31, 1997 were approximately $45,700,000. The impact on operations of this acquisition was not significant for any of the periods presented and, therefore, pro forma amounts are not presented giving effect to the transaction.

3.   Earnings and Dividends Per Share

     Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share includes the dilutive effects of common stock equivalents in the weighted average shares outstanding. Dilutive shares used in the per share calculation for the three months ended March 31, 1998 and 1997 included approximately 852,000 and 733,000 shares, respectively, resulting from the dilutive effects of common stock equivalents.

     A cash dividend of $0.15 per share was declared during each of the first quarters of 1998 and 1997.

4.   Inventories

     Inventories consisted of the following, in thousands:

                                      March 31,       December 31,
                                        1998              1997
                                    -------------     ------------
                                     (unaudited)
        FIFO cost:
           Raw materials              $  31,475        $  32,904
           Work-in-process               18,999           17,270
           Finished goods                23,739           21,662
                                      ---------        ---------
               Total                     74,213           71,836

        Excess of FIFO
           over LIFO cost                   (58)            (554)
                                      ---------        ---------

        Net inventories               $  74,155        $  71,282
                                      =========        =========


5.   Long-Term Incentive Plan

     On October 21, 1997 and March 6, 1998 under awards granted pursuant to the Company's Long-Term Incentive Plan, the Company achieved the $36 and $42 thresholds, respectively. The total pre-tax cost of such awards are expected to be approximately $8,900,000, the majority of which will be expensed in 1998. The awards consist of two-thirds Kuhlman stock and one-third cash with the value of award varying by participant. The payout to the eligible participants pursuant to such awards will be made in four quarterly installments subject to certain vesting requirements and other factors. The related compensation expense will be recorded as the awards vest over the defined service period.

     In February 1998, the Board of Directors approved additional award levels whereby certain key employees would receive a payout if certain stock price targets are achieved within a specified period, and certain other requirements are met. The stock price thresholds approved were $48 and $56 per share. Pursuant to such awards, the total pre-tax cost of such awards would be approximately $8,800,000, with approximately $4,400,000 to be paid after the attainment of each of the price thresholds. The awards would be paid to the eligible participants in the same manner and subject to the same requirements as previous awards under the Long-Term
Incentive Plan.


6.   Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. The requirements of SFAS No. 130 are incorporated in the Company's Consolidated Balance Sheets and Statements of Shareholders' Equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  The Company generated $11,401,000 in cash flow from operations in the first quarter of 1998 compared to $9,128,000 for the same period in 1997, an increase of $2,273,000 (25%). The increase was due primarily to the record earnings reported in the first quarter of 1998, partially offset by higher working capital requirements. Working capital (net of cash) was $58,900,000 at March 31, 1998 compared to $53,536,000 at December 31, 1997, an increase of $5,364,000 (10%). The increase in working capital was due primarily to additional working capital assets required to support the Company's record volume and the payment of certain accrued liabilities. Cash and cash equivalents increased to $8,210,000 at March 31, 1998 from $6,529,000 at December 31, 1997 due to the timing of certain payments. Accounts receivable, net was $108,369,000 at March 31, 1998 compared to $104,190,000 at December 31, 1997, an increase of $4,179,000 (4%). The increase was due primarily to the Company's record sales volume in the first quarter of 1998. Similarly, inventories increased $2,873,000 (4%) to $74,155,000 at March 31, 1998 from December 31, 1997 primarily to support higher anticipated sales activity. Deferred taxes and prepaid expenses and other current assets increased $657,000 (4%) to $18,923,000 at March 31, 1998 from the end of 1997 primarily because of adjustments for certain tax attributes associated with the acquisition of Kysor. Accounts payable and accrued liabilities were $140,394,000 at March 31, 1998 compared to $138,727,000 at December 31, 1997, an increase of $1,667,000 (1%). The increase was because of higher accounts payable to vendors caused by the greater level of inventories, partially offset by lower accrued expenses due to the payment of certain items accrued throughout 1997 and paid in the first quarter of 1998.

  Total debt outstanding at March 31, 1998 was $114,672,000, down
$3,060,000 (3%) from the end of 1997. The decrease was due to the repayment of revolving bank debt from the excess cash flow generated by the Company in the first quarter of 1998. At March 31, 1998, shareholders' equity was $182,482,000, an increase of $8,029,000 (5%) from the end of 1997. The increase was primarily due to the record earnings in the first quarter of 1998, partially offset by the payment of dividends. Total dividends paid in each of the first quarters of 1998 and 1997 were $0.15 per share, or $2,479,000 and $2,060,000, respectively. Total debt to capitalization fell to 38.6% at March 31, 1998 from 40.3% at the end of 1997 due to the reduction in debt and the increase in equity.

  Capital expenditures for the first three months of 1998 were $5,198,000 compared to $2,606,000 reported in the same period last year. Expenditures in the first quarter of 1998 were primarily for normal replacements and additions to machinery and equipment.

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

RESULTS OF OPERATIONS

The following table summarizes net sales and operating earnings by segment, in thousands:


                                 Three Months Ended
                                      March 31,
                               -----------------------
                                  1998         1997
                               ---------     ---------
                              (unaudited)
 Net sales:
    Electrical                 $  70,843     $  72,483
    Industrial                   113,259        61,665
                               ---------     ---------
                               $ 184,102     $ 134,148
                               =========     =========
Income before taxes:
    Electrical                 $   5,716     $   4,170
    Industrial                    14,711         8,843
                               ---------     ---------
       Operating earnings(1)      20,427        13,013
    Corporate                     (4,086)       (2,077)
    Interest expense, net         (1,850)       (1,938)
                               ---------     ---------
                               $  14,491     $   8,998
                               =========     =========


(1) Operating earnings is defined as operating profit plus other, net directly attributable to each segment.

Three Months Ended March 31, 1998 and 1997

Consolidated Results

     The Company reported record quarterly results in the first quarter of 1998 in several key financial areas, including net sales, operating profit, net income and earnings per share. Net income and earnings per share advanced 67% and 42%, respectively, in the first quarter of 1998 when compared to the same period in 1997. These increases were attributable to the positive operating performance reported in each of the Company's two segments and the beneficial impact of acquisitions completed in 1997.

     Net sales in the first quarter of 1998 were a record high of $184,102,000 compared to $134,148,000 reported in the same period in 1997, an increase of $49,954,000 (37%). The increase in net sales was due primarily to robust demand in the Industrial Products Segment and to the full period impact in 1998 of the Kysor and Snyder Tank acquisitions.

     Operating profit for the first quarter of 1998 reached a record high of $16,722,000 compared to $11,251,000 reported for the same period in 1997, an increase of $5,471,000 (49%). Consolidated operating profit margins in the first quarter of 1998 advanced to 9.1% of net sales from 8.4% reported in the year-ago period. The increase in consolidated operating profit and operating profit margins were due to the record sales volume and improved gross profit margins for certain products. Gross profit margins in the first quarter of 1998 advanced to 22.9% from 22.2% reported in the year-ago period. Overall, operating expenses increased $6,874,000 (37%) to $25,365,000, or 13.8% of net sales, in the first quarter of 1998 compared to $18,491,000, or 13.8% of net sales reported in the year-ago period. The increase in operating expenses was due primarily to the higher sales noted above, greater corporate expenses due to the $1,755,000 pre-tax charge for the Company's Long-Term Incentive Plan ("LTIP") and the acquisitions noted above. Operating expenses, excluding the LTIP, in the first quarter of 1998 were 12.8% of net sales compared to 13.8% reported in the year-ago period.

     Interest expense, net was $1,850,000 in the first quarter of 1998 compared to $1,938,000 for the same period in 1997, a decrease of $88,000 (5%). The decrease was due to lower levels of debt outstanding throughout the 1998 period compared to the first quarter of 1997. Other, net was an expense of $381,000 in the first quarter of 1998 compared to a $315,000 expense reported in the same period in 1997, an increase of $66,000 (21%). The increase was due to higher miscellaneous, non-operating expenses, none of which were significant, in the first quarter of 1998 compared to the year-ago period.

     Net income for the first quarter of 1998 was a record $8,817,000 compared to $5,282,000 reported in the same period in 1997, an increase of $3,535,000 (67%). Earnings per share (diluted) in the first quarter of 1998 were $0.51 compared to $0.36 for the first quarter of 1997, an increase of 42%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The increase in the number of shares outstanding for the earnings per share calculation was due to higher common stock equivalents as a result of an increase in the Company's stock price and the impact of additional common stock issued primarily in June 1997. The Company's effective tax rate for the first quarter of 1998 and 1997 was 39.2% and 41.3%, respectively. The difference in rates was due primarily to the impact of higher pre-tax earnings which lessened the impact of non-deductible goodwill and a change in the source of earnings between various taxing authorities.

     The Company's consolidated backlog was $159,835,000 at March 31, 1998 compared to $170,970,000 and $153,782,000 at December 31, 1997 and March 31,
1997, respectively. The decline in the backlog from the end of 1997 was due primarily to lower orders for certain electrical products, including medium power transformers, while the increase from the prior year was due to the addition of Snyder Tank, partially offset by the beneficial impact of improved delivery times.


Electrical Products Segment

     In the Electrical Products Segment, net sales in the first quarter of 1998 were $70,843,000 compared to $72,483,000 compared to the year-ago period, a decrease of $1,640,000 (2%). The decrease was due primarily to lower shipments of security wire because of increased competition and lower sales of battery booster cables caused by the mild winter experienced in much of the United States. This was partially offset by higher shipments of certain electrical and electronic wire products due to improved market penetration and record sales of medium power transformers.

     Operating earnings in the Electrical Products Segment increased $1,546,000 (37%) to $5,716,000 in the first quarter of 1998 over the same period in 1997. The increase was due to strong gains in both transformers and wire and cable products. Kuhlman Electric reported the highest operating earnings in its history as net sales advanced over the year-ago period on higher operating margins. Operating earnings at Coleman Cable advanced 41% in the first quarter of 1998 compared to that reported in the first quarter of 1997. The increase was due primarily to improved gross profit margins resulting from a better sales mix and greater manufacturing efficiencies due to programs implemented in 1997.


Industrial Products Segment

     Net sales for the Industrial Products Segment in the first quarter of 1998 were a record $113,259,000 compared to $61,665,000 reported in the same period in 1997, an increase of $51,594,000 (84%). The increase was due primarily to record sales of engine components and fuel tanks and the full period impact of the acquisitions of Kysor and Snyder Tank, which occurred in March and November 1997, respectively. The record level of sales in the quarter were due primarily to continued robust demand domestically for turbochargers, fuel tanks and other engine components from original equipment manufacturers.

     Operating earnings in the Industrial Products Segment improved $5,868,000 (66%) to a record $14,711,000 in the first quarter of 1998 when compared to the same period in 1997. The increase was due primarily to the record shipments of engine component products and fuel tanks, improved operating efficiencies, and the acquisitions noted above.

OTHER MATTERS

     Kuhlman is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, cash flows, liquidity or capital resources in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. While the Company does not expect expenditures associated with year 2000 compliance to be material, necessary cash outlays will be funded through the Company's operating cash flow.

OUTLOOK FOR 1998

     Management believes that the results in the first quarter support its view that the Company is positioned to prosper in 1998. However, management's optimism about the future continues to be tempered somewhat by matters including, but not limited to the potential impact of fluctuating raw material costs, an uncertain economic environment in certain key markets and the potential for rising interest rates. Management will continue to focus on these variables very carefully.

SAFE HARBOR STATEMENT

     The statements contained under the caption "Outlook For 1998" and certain other information contained in this report, which can be identified by the use of forward-looking terminology such as "believes," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material prices, global interest rates, foreign exchange rates, and other risk factors.

PART II.  OTHER INFORMATION

ITEM 6    Exhibits

(a)   Exhibits

      10.1    Amended Kuhlman Corporation Long-Term Incentive Plan.

      27.0 Financial Data Schedule for the three month period ended March 31, 1998.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                       Kuhlman Corporation
                                 ---------------------------------
                                          (Registrant)




                                   /s/  Robert S. Jepson, Jr.
                                 ---------------------------------
                                 Robert S. Jepson, Jr.
                                 Chairman and Chief Executive Officer



                                   /s/  Vernon J. Nagel
                                 ---------------------------------
                                 Vernon J. Nagel
                                 Executive Vice President of Finance,
                                    Chief Financial Officer and Treasurer




 Date: May 12, 1998