Form 10-Q
period 1998-06-30
KUHLMAN CORP
filed 1998-08-14
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                AND EXCHANGE COMMISSION VIA EDGAR
-----------------------------------------------------------------------------

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

-----------------------------------------------------------------------------

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

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

               Yes     X           No
                  -----------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding at July 15, 1998
                   -----                  ----------------------------
        Common Stock, $1.00 Par Value              16,813,801
---------------------------------------------------------------------------

ITEM 1.



               KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                               Three Months Ended        Six Months Ended
                                    June 30,                  June 30,
                              ---------------------    ---------------------
                                 1998        1997         1998        1997
                              ---------   ---------    ---------   ---------
                                                (Unaudited)
                                   (In thousands, except per share data)

Net sales. . . . . . . . . .  $ 194,142   $ 170,221    $ 378,244   $ 304,369
Cost of goods sold . . . . .    148,689     131,707      290,704     236,113
                              ---------   ---------    ---------   ---------
Gross profit . . . . . . . .     45,453      38,514       87,540      68,256
                              ---------   ---------    ---------   ---------
Operating expenses . . . . .
  Selling, engineering,
    general and administra-
    tive expenses  . . . . .     26,153      23,509       50,613      41,442
  Intangible amortization  .        910         777        1,815       1,335
                              ---------   ---------    ---------   ---------
     Total operating
        expenses . . . . . .     27,063      24,286       52,428      42,777
                              ---------   ---------    ---------   ---------

Operating profit . . . . . .     18,390      14,228       35,112      25,479
                              ---------   ---------    ---------   ---------

Other income(expense):
  Interest expense, net. . .     (1,837)     (3,028)      (3,687)     (4,966)
  Other, net . . . . . . . .       (308)       (388)        (689)       (703)
                              ---------   ---------    ---------   ---------
     Total other
        income(expense), net     (2,145)     (3,416)      (4,376)     (5,669)
                              ---------   ---------    ---------   ---------
Income before taxes. . . . .     16,245      10,812       30,736      19,810
Taxes on income. . . . . . .      6,255       4,403       11,929       8,119
                              ---------   ---------    ---------   ---------
Net income . . . . . . . . .  $   9,990   $   6,409    $  18,807   $  11,691
                              =========   =========    =========   =========

Per share amounts:
  Net income - basic . . . .  $    0.60   $    0.46    $    1.13   $    0.84
                              =========   =========    =========   =========
  Net income - diluted . . .  $    0.57   $    0.43    $    1.08   $    0.80
                              =========   =========    =========   =========


Average shares outstanding:
  Basic. . . . . . . . . . .     16,736      13,928       16,656      13,840
                              =========   =========    =========   =========
  Diluted. . . . . . . . . .     17,476      14,785       17,452      14,635
                              =========   =========    =========   =========


           The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                KUHLMAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                                        June 30,   December 31,
                                                          1998        1997
                                                       ---------    ---------
                                                      (Unaudited)
                                       ASSETS

Current assets:
  Cash and cash equivalents  . . . . . . . . . . .     $   3,832    $   6,529
  Accounts receivable, less reserves of $3,406
     and $3,726 at June 30, 1998 and December 31,
     1997, respectively. . . . . . . . . . . . . .       115,375      104,190
  Inventories  . . . . . . . . . . . . . . . . . .        71,758       71,282
  Deferred income taxes. . . . . . . . . . . . . .        13,741       13,540
  Prepaid expenses and other current assets  . . .         5,080        4,726
                                                       ---------    ---------
    Total current assets . . . . . . . . . . . . .       209,786      200,267
                                                       ---------    ---------
Plant and equipment, at cost:
  Land, buildings and leasehold improvements . . .        52,643       51,874
  Machinery and equipment  . . . . . . . . . . . .       170,993      173,300
  Construction in progress . . . . . . . . . . . .        11,134        5,720
                                                       ---------    ---------
                                                         234,770      230,894
  Less - accumulated depreciation  . . . . . . . .      (112,904)    (105,368)
                                                       ---------    ---------
                                                         121,866      125,526
                                                       ---------    ---------
Intangible assets, net of amortization of $9,260
   and $7,445 at June 30, 1998 and December 31,
   1997, respectively  . . . . . . . . . . . . . .       121,803      123,616
                                                       ---------    ---------
Other assets . . . . . . . . . . . . . . . . . . .        11,586       11,909
                                                       ---------    ---------
                                                       $ 465,041    $ 461,318
                                                       =========    =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt  . . . . . . .     $   1,417    $   1,475
  Accounts payable . . . . . . . . . . . . . . . .        54,218       50,913
  Accrued liabilities  . . . . . . . . . . . . . .        82,741       87,814
                                                       ---------    ---------
    Total current liabilities  . . . . . . . . . .       138,376      140,202
                                                       ---------    ---------

Long-term debt . . . . . . . . . . . . . . . . . .       102,821      116,257
                                                       ---------    ---------
Accrued postretirement benefits  . . . . . . . . .        19,857       19,573
                                                       ---------    ---------
Other long-term liabilities. . . . . . . . . . . .         9,585       10,833
                                                       ---------    ---------
    Total liabilities  . . . . . . . . . . . . . .       270,639      286,865
                                                       ---------    ---------
Shareholders' equity:
  Preferred stock, par value $1.00, authorized
    2,000 shares, none issued;  Junior participating
    preferred stock, series A, no par value,
    authorized 200 shares, none issued                       ---          ---
  Common stock, par value $1.00, authorized 20,000
    shares, issued 16,850 shares at June 30, 1998
    and 16,601 at December 31, 1997, respectively.        16,850       16,601
  Additional paid-in capital . . . . . . . . . . .       109,359      103,543
  Retained earnings  . . . . . . . . . . . . . . .        71,576       57,777
  Accumulated other comprehensive income . . . . .        (2,463)      (2,548)
                                                       ---------    ---------
                                                         195,322      175,373
  Less - treasury shares at cost (72 shares at
    June 30, 1998 and December 31, 1997) . . . . .          (920)        (920)
                                                       ---------    ---------
    Total shareholders' equity . . . . . . . . . .       194,402      174,453
                                                       ---------    ---------
                                                       $ 465,041    $ 461,318
                                                       =========    =========


           The Notes to Consolidated Financial Statements should be read in conjunction with these statements.

                KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                         1998          1997
                                                      ---------     ---------
                                                           (Unaudited)
                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . .      $  18,807     $  11,691
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization  . . . . . . .         12,960         9,339
    Deferred income taxes, net . . . . . . . . .           (228)         (269)
    Provision for losses on accounts receivable.            130           181
    Other, net . . . . . . . . . . . . . . . . .          1,775             1
    Changes in operating assets and liabilities: (1)
      Accounts receivable  . . . . . . . . . . .        (12,119)       (8,372)
      Inventories  . . . . . . . . . . . . . . .           (937)        1,621
      Prepaid expenses and other current assets.           (424)       (1,083)
      Accounts payable . . . . . . . . . . . . .          3,457           469
      Accrued liabilities. . . . . . . . . . . .         (5,343)        3,953
                                                      ---------     ---------
        Net cash provided by operating activities        18,078        17,531
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures . . . . . . . . . . . .        (10,303)       (6,874)
    Acquisitions, net of cash acquired . . . . .            ---       (85,375)
    Proceeds from the sale of assets . . . . . .          4,660           328
                                                      ---------     ---------
      Net cash used by investing activities  . .         (5,643)      (91,921)
                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in revolving loan facility  . . .        (12,977)      (61,319)
    Proceeds from issuance of long-term debt . .             51        90,000
    Repayments of long-term debt . . . . . . . .           (550)       (1,329)
    Dividends paid . . . . . . . . . . . . . . .         (4,970)       (4,124)
    Stock offering proceeds, net of expenses . .            ---        64,072
    Redemption of warrants . . . . . . . . . . .            ---        (9,139)
    Stock options exercised and other  . . . . .          3,458         1,820
                                                      ---------     ---------
      Net cash provided (used) by
        financing activities . . . . . . . . . .        (14,988)       79,981
                                                      ---------     ---------
Effect of exchange rate changes on cash. . . . .           (144)          140
                                                      ---------     ---------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .         (2,697)        5,731
Cash and cash equivalents at beginning
  of period  . . . . . . . . . . . . . . . . . .          6,529         2,209
                                                      ---------     ---------
    Cash and cash equivalents at end of period .      $   3,832     $   7,940
                                                      =========     =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . .      $   4,921     $   5,020
                                                      =========     =========
    Income taxes, net of refunds . . . . . . . . .    $   7,394     $   7,132
                                                      =========     =========


(1)Net of the effects of acquisitions, where applicable.



           The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

                KUHLMAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               For The Six Months Ended June 30, 1998
                             (Unaudited)
                           (In thousands)


                                               Accumulated Other
                                              Comprehensive Income
                                              --------------------
                                    Foreign
                  Additional        Currency    Minimum                 Compre-
           Common Paid-in  Retained Translation Pension   Treasury      hensive
           Stock  Capital  Earnings Adjustment  Liability Stock  Total  Income
           ------ -------  -------- ----------  --------- -----  -----  -------

Balance
 at
 December
 31, 1997  $16,601 $103,543 $57,777  $(1,364)   $(1,184) $(920) $174,453

Net
 income        ---      ---  18,807      ---        ---    ---    18,807 $18,807

Cash
 dividends
 declared
 ($0.30 per
 share)        ---      ---  (5,008)     ---        ---    ---    (5,008)

Foreign
 currency
 translation
 adjustment    ---      ---     ---       85        ---    ---        85      85

Issuance
 of common
 stock (1)      70    2,537     ---      ---        ---    ---     2,607

Stock
 options
 exercised
 and other     179    3,279     ---      ---        ---    ---     3,458
            ------ --------  ------ --------  --------- ------  --------  ------

Balance at
 June 30,
 1998      $16,850 $109,359  $71,576 $(1,279) $(1,184)   $(920) $194,402
           ======= ========  ======= =======  =======    =====  ========


   Total comprehensive income for the six months ended June 30, 1998... $18,892
                                                                        =======



(1) Represents shares issued under the Company's Long-Term Incentive Plan.


         The Notes To Consolidated Financial Statements should be read in conjunction with these statements.

               KUHLMAN CORPORATION AND SUBSIDIARIES


                    __________________________



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Three and Six Months Ended June 30, 1998
                           (Unaudited)



  1. Consolidated Financial Statements

     The consolidated balance sheet at June 30, 1998 and the related consolidated statements of income and cash flows for the three and six months ended June 30, 1998 and 1997 and the statement of shareholders' equity for the six months ended June 30, 1998, have been prepared by Kuhlman Corporation (the "Company" or "Kuhlman") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1998, the results of operations and cash flows for three and six months ended June 30, 1998 and 1997 and the shareholders' equity for the six months ended June 30, 1998 have been made. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year 1998.


  2. Acquisition of Snyder Tank Corporation

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

 3. Earnings and Dividends Per Share

    Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the dilutive effects of common stock equivalents in the weighted average shares outstanding. The following is a reconciliation of the weighted average shares outstanding used in the computation of diluted earnings per share:


                                            Three Months Ended Six Months Ended
                                                  June 30,          June 30,
                                              ---------------   ---------------
                                               1998     1997     1998     1997
                                              ------   ------   ------   ------


Weighted average shares outstanding           16,736   13,928   16,656   13,840
Dilutive impact of stock options outstanding     740      857      796      795
                                              ------   ------   ------   ------
Diluted average shares outstanding            17,476   14,785   17,452   14,635
                                              ======   ======   ======   ======


     A cash dividend of $0.15 per share was declared during each of the first two quarters of 1998 and 1997.


  4. Inventories

     Inventories consisted of the following, in thousands:


                                June 30,   December 31,
                                  1998        1997
                               ---------    ---------
                              (unaudited)

      FIFO cost:
          Raw materials        $  32,460    $  32,904
          Work-in-process         16,937       17,270
          Finished goods          22,453       21,662
                               ---------    ---------
                Total             71,850       71,836
      Excess of FIFO
        over LIFO cost               (92)        (554)
                               ---------    ---------

      Net inventories          $  71,758    $  71,282
                               =========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $18,078,000 in cash flow from operations in the first half of 1998 compared to $17,531,000 for the same period in 1997, an increase of $547,000 (3%). The increase was due primarily to the record earnings and depreciation and non-cash charges related to the Company's Long-Term Incentive Program reported in the first half of 1998, partially offset by higher working capital requirements. Working capital (net of cash) was $67,578,000 at June 30, 1998 compared to $53,536,000 at December 31, 1997, an increase of $14,042,000 (26%). The increase in working capital was due primarily to greater accounts receivable as a result of the Company's record sales volume and the payment of certain accrued liabilities. Cash and cash equivalents decreased to $3,832,000 at June 30, 1998 from $6,529,000 at December 31, 1997 due to the timing of certain payments, primarily at the Company's international operations. Accounts receivable, net was $115,375,000 at June 30, 1998 compared to $104,190,000 at December 31, 1997, an increase of $11,185,000 (11%). The increase was due primarily to the Company's record sales volume in the first half of 1998, which was up 24% over the same period in 1997. Inventories increased only $476,000 (1%) to $71,758,000 at June 30, 1998 from December 31, 1997 while supporting higher net sales because of improved manufacturing efficiencies. Deferred taxes and prepaid expenses and other current assets increased $555,000 (3%) to $18,821,000 at June 30, 1998 from the end of 1997 primarily because of adjustments for certain tax attributes associated with the acquisition of Kysor. Accounts payable and accrued liabilities were $136,959,000 at June 30, 1998 compared to $138,727,000 at December 31, 1997, a decrease of $1,768,000 (1%). The decrease was because of lower accrued expenses due to the payment of certain items accrued throughout 1997 and paid in the first half of 1998, partially offset by higher accounts payable to vendors.

     Total debt outstanding at June 30, 1998 was $104,238,000, down $13,494,000 (11%) from the end of 1997. The decrease was due to the repayment of debt from the excess cash flow generated by the Company in the first half of 1998. At June 30, 1998, shareholders' equity was $194,402,000, an increase of $19,949,000 (11%) from the end of 1997. The increase was primarily due to the record earnings in the first half of 1998, partially offset by the payment of dividends. Total dividends paid in each of the first six months of 1998 and 1997 were $0.30 per share, or $4,970,000 and $4,124,000, respectively. Total debt to capitalization fell to 34.9% at June 30, 1998 from 40.3% at the end of 1997 due to the reduction in debt and the increase in equity.

     Capital expenditures for the first six months of 1998 were $10,303,000 compared to $6,874,000 reported in the same period last year. Expenditures in the first half of 1998 were primarily for normal replacements and additions to machinery and equipment. In addition, the Company sold an excess facility and certain other non-core assets generating approximately $4,660,000 in cash in the first half of 1998 compared to $328,000 in the same period in 1997. The gain on the sale of these assets was not significant.

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

RESULTS OF OPERATIONS

     The following table summarizes net sales and operating earnings by segment:

In thousands
                         Three Months Ended            Six Months Ended
                               June 30,                     June 30,
                       ----------------------       ----------------------
                          1998         1997           1998         1997
                       ---------    ---------       ---------    ---------
                              (unaudited)                 (unaudited)

Net sales:
  Electrical           $  74,097    $  74,235       $ 144,940    $ 146,718
  Industrial             120,045       95,986         233,304      157,651
                       ---------    ---------       ---------    ---------
                       $ 194,142    $ 170,221       $ 378,244    $ 304,369
                       =========    =========       =========    =========
Income before taxes:
  Electrical           $   7,303    $   4,814       $  13,019    $   8,984
  Industrial              15,538       12,059          30,249       20,902
                       ---------    ---------       ---------    ---------

    Operating
        earnings(1)       22,841       16,873          43,268       29,886

  Corporate               (4,759)      (3,033)         (8,845)      (5,110)
  Interest expense, net   (1,837)      (3,028)         (3,687)      (4,966)
                       ---------    ---------       ---------    ---------
                       $  16,245    $  10,812       $  30,736    $  19,810
                       =========    =========       =========    =========


(1) Operating earnings is defined as operating profit plus other, net directly attributable to each segment.



Three Months Ended June 30, 1998 and 1997

Consolidated Results

   The Company reported record quarterly results in the second quarter of 1998 in several key financial areas, including net sales, operating profit and net income. Net income and earnings per share advanced 56% and 33%, respectively, in the second quarter of 1998 when compared to the same period in 1997. These increases were attributable to the positive operating performance reported in each of the Company's two segments, Electrical and Industrial Products, and the impact of the acquisition of Snyder Tank Corporation ("Snyder Tank"), acquired in November 1997.

   Net sales in the second quarter of 1998 were a record high of $194,142,000 compared to $170,221,000 reported in the same period in 1997, an increase of $23,921,000 (14%). The increase in net sales was due primarily to robust demand in the Industrial Products Segment and to the full period impact in 1998 of the Snyder Tank acquisition.

   Operating profit for the second quarter of 1998 reached a record high of $18,390,000 compared to $14,228,000 reported for the same period in 1997, an increase of $4,162,000 (29%). Consolidated operating profit margins in the second quarter of 1998 advanced to 9.5% of net sales from 8.4% reported in the year-ago period. The increases in consolidated operating profit and operating profit margins were due to the record sales volume and improved gross profit margins for certain products. Gross profit margins in the second quarter of 1998 advanced to 23.4% from 22.6% reported in the year-ago period due to the impact of greater sales volume, improved product mix and better manufacturing efficiencies, primarily in the Electrical Products Segment. Overall, operating expenses increased $2,777,000 (11%) to $27,063,000, or 13.9% of net sales, in the second quarter of 1998 compared to $24,286,000, or 14.3% of net sales reported in the year-ago period. The increase in operating expenses was due primarily to the higher net sales noted above, greater corporate expenses due to the $3,103,000 pre-tax charge for the Company's Long-Term Incentive
Plan ("LTIP") and the acquisition
noted above. Operating expenses, excluding the LTIP, in the second quarters of 1998 and 1997 were 12.3% and 13.2% of net sales, respectively. The decline in operating expenses as a percentage of net sales, excluding the LTIP, was due to the benefit of record sales volume and cost containment programs throughout the Company.

   Interest expense, net was $1,837,000 in the second quarter of 1998 compared to $3,028,000 for the same period in 1997, a decrease of $1,191,000 (39%). The decrease was due to lower levels of debt outstanding throughout the 1998 period compared to the second quarter of 1997 because of the impact of the sale of 2,350,000 shares of the Company's common stock in June 1997. Other, net was an expense of $308,000 in the second quarter of 1998 compared to a $388,000 expense reported in the same period in 1997, a decrease of $80,000 (21%). The decrease was due to lower miscellaneous, non-operating expenses, none of which were significant, in the second quarter of 1998 compared to the year-ago period.

   Net income for the second quarter of 1998 was a record $9,990,000 compared to $6,409,000 reported in the same period in 1997, an increase of $3,581,000 (56%). Earnings per share (diluted) in the second quarter of 1998 were $0.57 compared to $0.43 for the second quarter of 1997, an increase of 33%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The increase in the number of shares outstanding for the earnings per share calculation was due to higher common stock equivalents as a result of an increase in the Company's stock price and the impact of additional common stock issued primarily in June 1997. Net income was benefitted in the second quarter of 1998 when compared to the year-ago period by a lower overall effective tax rate. The Company's effective tax rate for the second quarter of 1998 and 1997 was 38.5% and 40.7%, respectively. The difference in rates was due primarily to the impact of higher pre-tax earnings which lessened the impact of non-deductible goodwill and a change in the source of earnings between various taxing authorities.

   The Company's consolidated backlog was $168,895,000 at June 30, 1998 compared to $159,835,000 at March 31, 1998 and $170,970,000 at December 31,
1997, respectively. The increase in the backlog from the end of March 1998 was due primarily to increased orders for key products in each segment, particularly the Electrical Products Segment, while the small decrease from the prior year end was due to the beneficial impact of improved delivery times.


Electrical Products Segment

   In the Electrical Products Segment, net sales in the second quarter of 1998 of $74,097,000 were essentially the same when compared to the year-ago period. Net sales remained constant because record shipments of medium power transformers in the second quarter of 1998 were offset by the impact of lower average copper prices on net sales of certain wire and cable products and lower shipments of security wire and distribution transformers.

   Operating earnings in the Electrical Products Segment increased $2,489,000 (52%) to $7,303,000 in the second quarter of 1998 over the same period in 1997. The increase was due to improved margins for both transformers and wire and cable products. Kuhlman Electric reported the highest quarterly operating earnings in its history and 29% above the year-ago period on higher net sales and improved operating margins. Operating earnings at Coleman Cable advanced 79% in the second quarter of 1998 compared to that reported in the second quarter of 1997. The increase was due primarily to improved gross profit margins resulting from a better sales mix, the impact of lower copper costs and greater manufacturing efficiencies due to programs implemented in 1997.

Industrial Products Segment

   Net sales for the Industrial Products Segment in the second quarter of 1998 were a record $120,045,000 compared to $95,986,000 reported in the same period in 1997, an increase of $24,059,000 (25%). The increase was due primarily to record sales of engine components and fuel tanks and the full period impact of the acquisition of Snyder Tank. The record level of sales in the quarter were due primarily to continued robust demand domestically and internationally for turbochargers, fuel tanks and other engine components from original equipment manufacturers of commercial and industrial transportation products.

   Operating earnings in the Industrial Products Segment improved $3,479,000 (29%) to a record $15,538,000 in the second quarter of 1998 when compared to the same period in 1997. The increase was due primarily to the record shipments of engine component products and fuel tanks, improved operating efficiencies, and the acquisition of Snyder Tank noted above.


Six Months Ended June 30, 1998 and 1997

Consolidated Results

     Net sales, operating profit and net income for the first six months of 1998 were again record highs for the Company, up 24%, 38% and 61%, respectively, over the results reported for the first half of 1997.

     Net sales for the first half of 1998 were $378,244,000 compared to $304,369,000 for the same period in 1997, an increase of 24%. The increase was due primarily to record shipments of medium power transformers and certain components for commercial transportation applications and the addition of Snyder Tank. Demand from customers in the first half of 1998 for certain products remained vibrant in key markets served by the Company.

     Operating profit for the first six months of 1998 was $35,112,000, or 9.3% of net sales, compared to $25,479,000, or 8.4% of net sales, in the year-ago period, an increase of $9,633,000 (38%). The increase in operating profit and margins was due to the positive results posted in each segment in the first half of 1998 and the full period impact from the additions of Kysor, acquired in March 1997, and Snyder Tank. Operating expenses for the first half of 1998 were $52,428,000, or 13.9% of net sales, compared to $42,777,000, or 14.1% of net sales, in the year-ago period. While spending for operating expenses increased due to the higher sales volume noted above, the acquisitions noted above and the impact of the Long-Term Incentive Plan, operating expenses as a percentage of net sales declined because of higher volume and cost containment programs. Excluding the impact of the Long-Term Incentive Plan, operating expenses as a percentage of sales were approximately 12.6% and 13.6% in the first half of 1998 and 1997, respectively.

     Interest expense, net for the first half of 1998 was $3,687,000 compared to $4,966,000 for the same period in 1997, a decrease of $1,279,000 (26%). The decrease was due primarily to the lower debt levels in the first half of 1998 compared to the year-ago period because of the proceeds from the sale of common stock in June 1997 which were used to reduce debt incurred from the acquisition of Kysor. Other, net in the first half of 1998 was an expense of $689,000, virtually unchanged from the year-ago period.

     Net income for the first half of 1998 increased $7,116,000 (61%) to a record $18,807,000 from $11,691,000 reported in the same period in 1997. Earnings per share in the first half of 1998 were $1.08 compared to $0.80 for the year-ago period, an increase of 35%. The increase in earnings per share was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The fully diluted shares outstanding for the first half of 1998 and 1997 were 17,452,000 and 14,635,000, respectively. Net income in the first half of 1998 was benefitted by a lower overall effective tax rate compared to the year-ago period. The Company's effective tax rate for the first half of 1998 was 38.8% compared to 41.0% in the year-ago period. The difference in rates was due primarily to the impact of higher pre-tax earnings which lessened the impact of non-deductible goodwill and a change in this source of earnings between various taxing authorities.

Electrical Products Segment

     Net sales of the Electrical Products Segment in the first half of 1998 were $144,940,000 compared to $146,718,000 in the similar period in 1997, a decrease of $1,778,000 (1%). The decrease was due primarily to the impact of lower average copper prices on sales of certain wire and cable products and reduced shipments of distribution transformers and security wire, partially offset by record shipments of medium power transformers.

     Operating earnings in the Electrical Products Segment increased $4,035,000 (45%) to $13,019,000 in the first half of 1998 compared to the same period in 1997. Operating margins advanced to 9.0% in the first half of 1998 from 6.1% in the first half of 1997. The increase in operating earnings occurred at both Kuhlman Electric and Coleman Cable. At Kuhlman Electric, operating earnings increased 31% primarily due to record shipments for medium power transformers, partially offset by lower earnings for distribution transformers because of reduced productivity. Operating earnings at Coleman Cable increased 62% in the first half of 1998 compared to the year-ago period primarily because of improved product mix, the impact of lower cost of copper, and greater manufacturing efficiencies from programs implemented in 1997.

Industrial Products Segment

     Net sales for the Industrial Products Segment in the first half of 1998 were $233,304,000 compared to $157,651,000 reported in the same period in 1997, an increase of $75,653,000 (48%). The increase was due primarily to record shipments of industrial components for commercial and industrial transportation applications and the additions of Kysor and Snyder Tank. The record sales levels in the first six months of 1998 were due primarily to continued robust demand for turbochargers, fuel tanks and other engine components from original equipment manufacturers in North America and Europe.

     Operating earnings in the Industrial Products Segment improved
$9,347,000 (45%) to $30,249,000 in the first half of 1998 when compared to the same period in 1997. The increase was due to the record volumes noted above. Operating margins were 13.0% in the first six months of 1998 compared to 13.3% in the year-ago period. The decrease in operating margins was due primarily to a change in product mix for fan and fan drives and the impact of Snyder Tank, which generally has lower margins than the other key products of the company.


OTHER MATTERS

     Kuhlman is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and equipment. The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs or equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on present information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, cash flows, liquidity or capital resources in future periods. However, if the Company, or its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a material adverse financial impact. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues of which it is aware in a timely manner, although it should be noted that the Company will not have full control or knowledge of the actions or inactions of all of its customers or vendors. While the Company does not expect expenditures associated with year 2000 compliance to be material, necessary cash outlays will be funded through the Company's operating cash flow.

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


SAFE HARBOR STATEMENT

     The statements contained under the captions "Other Matters" and "Outlook For 1998" and certain other information contained in this report, which can be identified by the use of forward-looking terminology such as "expected," "could," "will," "believes," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material prices, global interest rates, foreign exchange rates, and other risk factors.


PART II.  OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of security holders of the Registrant was held on April 23, 1998.

     (b) Curtis G. Anderson, William E. Burch, Alexander W. Dreyfoos, Jr., and General H. Norman Schwarzkopf were elected as directors at the Annual Meeting. Steve Cenko, Gary G. Dillon, Robert S. Jepson, Jr., William M. Kearns, Jr. and George J. Michel, Jr., continued as directors after the Annual Meeting.

     (c) At such meeting all of the nominees for election as directors were elected for the term of office set forth below. The votes cast with respect to each nominee for election as a director are as follows:



                                    Year When
                                 Term of Office     Votes For      Votes
            Nominee                  Expires         Nominee      Withheld
          -----------            --------------     ---------     --------

        Curtis G. Anderson            2001         13,455,807      158,559
         William E. Burch             1999         13,448,641      165,725
    Alexander W. Dreyfoos, Jr.        2001         13,453,267      161,099
  General H. Norman Schwarzkopf       2001         13,449,020      165,346


At such meeting the security holders voted upon and approved the following:

     (1) the Kuhlman Corporation Employee Stock Purchase Plan. 13,344,005 affirmative votes and 199,269 negative votes were cast, and there were 71,092 abstentions with respect to such matter.

     (2) the Amendment to the Certificate of Incorporation of Kuhlman to increase the number of authorized shares of common stock, par value $1.00 per share, from 20,000,000 to 40,000,000. 13,204,261 affirmative votes and 365,862 negative votes were cast, and there were 44,243 abstentions with respect to such matter.

     (3) the ratification of the selection of Arthur Andersen LLP as the independent auditors for the Registrant for the year ending December 31, 1998. 13,591,187 affirmative votes and 12,009 negative votes were cast, and there were 11,170 abstentions with respect to such matter.

ITEM 5    Other Information

Any proposal which a stockholder intends to present at the annual meeting of stockholders in 1999 must be received by the Company by November 25, 1998 in order to be eligible for inclusion in the proxy statement and proxy form relating to such meeting. In addition, if any business should properly come before such annual meeting other than that which is stated in such proxy statement, then, if the Company does not receive timely notice of the matter, the persons designated in such proxy form will vote or refrain from voting in respect thereof in accordance with the judgment of the persons voting such proxies. To be timely, a shareholder's notice shall be delivered to the secretary of the Company at the Company's principal executive offices no later than February 22, 1999 and no earlier than January 23, 1999. Such notice also must otherwise comply with the provisions of the Company's bylaws.

ITEM 6    Exhibits

  (a) Exhibits

      3.1  Certificate of Incorporation of the Registrant as amended.

     10.1  Kuhlman Corporation Employee Stock Purchase Plan.

     27.0  Financial Data Schedule for the six month period ended June 30, 1998.

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





                                         Kuhlman Corporation
                              ----------------------------------------
                                           (Registrant)




                               /s/  Robert S. Jepson, Jr.
                              ----------------------------------------
                              Robert S. Jepson, Jr.
                              Chairman and Chief Executive Officer



                               /s/  Vernon J. Nagel
                              ----------------------------------------
                              Vernon J. Nagel
                              Executive Vice President of Finance,
                                 Chief Financial Officer and Treasurer




Date:                , 1998
      ---------------