Form 10-Q
period 1998-09-30
KUHLMAN CORP
filed 1998-11-13
CIK 56955

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                AND EXCHANGE COMMISSION VIA EDGAR


  ----------------------------------------------------------------


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

  ----------------------------------------------------------------
                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1998

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

                     Yes      X           No
                         -----------         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                 Outstanding at October 15, 1998
                   -----                 --------------------------------
       Common Stock, $1.00 Par Value                16,851,870

   --------------------------------------------------------------------

ITEM 1.


               KUHLMAN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ---------------------   ---------------------
                                   1998        1997       1998        1997
                                ---------   ---------   ---------   ---------
                                                 (Unaudited)
                                     (In thousands, except per share data)

Net sales. . . . . . . . . . .  $ 192,856   $ 164,364   $ 571,100   $ 468,733
Cost of goods sold . . . . . .    148,927     125,230     439,631     361,343
                                ---------   ---------   ---------   ---------
Gross profit . . . . . . . . .     43,929      39,134     131,469     107,390
                                ---------   ---------   ---------   ---------
Operating expenses:
  Selling, engineering,
    general and administra-
    tive expenses  . . . . . .     24,768      23,119      75,381      64,561
  Intangible amortization. . .        900         774       2,715       2,109
                                ---------   ---------   ---------   ---------
      Total operating expenses     25,668      23,893      78,096      66,670
                                ---------   ---------   ---------   ---------
Operating profit . . . . . . .     18,261      15,241      53,373      40,720
                                ---------   ---------   ---------   ---------

Other income(expense):
  Interest expense, net. . . .     (1,677)     (1,882)     (5,364)     (6,848)
  Other, net . . . . . . . . .       (617)       (637)     (1,306)     (1,340)
                                ---------   ---------   ---------   ---------
      Total other
        income(expense), net .     (2,294)     (2,519)     (6,670)     (8,188)
                                ---------   ---------   ---------   ---------
Income before taxes. . . . . .     15,967      12,722      46,703      32,532
Taxes on income. . . . . . . .      6,198       5,049      18,127      13,168
                                ---------   ---------   ---------   ---------
Net income . . . . . . . . . .  $   9,769   $   7,673   $  28,576   $  19,364
                                =========   =========   =========   =========

Per share amounts:
  Net income - basic . . . . .  $    0.58   $    0.47   $    1.71   $    1.32
                                =========   =========   =========   =========
  Net income - diluted . . . .  $    0.56   $    0.45   $    1.64   $    1.25
                                =========   =========   =========   =========


Average shares outstanding:
  Basic. . . . . . . . . . . .     16,807      16,425      16,704      14,698
                                =========   =========   =========   =========
  Diluted. . . . . . . . . . .     17,393      17,133      17,430      15,464
                                =========   =========   =========   =========



                        The Notes To Consolidated Financial Statements
                     should be read in conjunction with these statements.

                             KUHLMAN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                        (In thousands)


                                                      September 30, December 31,
                                                           1998         1997
                                                        ----------   ----------
                                                         (Unaudited)

                                            ASSETS

Current assets:
  Cash and cash equivalents  . . . . . . . . . .        $    4,911   $    6,529
  Accounts receivable, less reserves of $3,473
    and $3,726 at September 30, 1998 and
    December 31, 1997, respectively  . . . . . .           120,262      104,190
  Inventories  . . . . . . . . . . . . . . . . .            76,653       71,282
  Deferred income taxes. . . . . . . . . . . . .            13,045       13,540
  Prepaid expenses and other current assets  . .             5,430        4,726
                                                        ----------   ----------
    Total current assets . . . . . . . . . . . .           220,301      200,267
                                                        ----------   ----------
Plant and equipment, at cost:
  Land, buildings and leasehold improvements . .            53,023       51,874
  Machinery and equipment  . . . . . . . . . . .           175,158      173,300
  Construction in progress . . . . . . . . . . .            11,897        5,720
                                                        ----------   ----------
                                                           240,078      230,894
  Less - accumulated depreciation  . . . . . . .          (118,435)    (105,368)
                                                        ----------   ----------
                                                           121,643      125,526
                                                        ----------   ----------
Intangible assets, net of amortization of
   $10,160 and $7,445 at September 30, 1998
   and December 31, 1997, respectively . . . . .           120,903      123,616
                                                        ----------   ----------
Other assets . . . . . . . . . . . . . . . . . .            12,461       11,909
                                                        ----------   ----------
                                                        $  475,308   $  461,318
                                                        ==========   ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt  . . . . . .        $    1,066   $    1,475
  Accounts payable . . . . . . . . . . . . . . .            61,870       50,913
  Accrued liabilities  . . . . . . . . . . . . .            80,999       87,814
                                                        ----------   ----------
    Total current liabilities  . . . . . . . . . .         143,935      140,202
                                                        ----------   ----------

Long-term debt . . . . . . . . . . . . . . . . .            97,444      116,257
                                                        ----------   ----------
Accrued postretirement benefits  . . . . . . . .            19,963       19,573
                                                        ----------   ----------
Other long-term liabilities. . . . . . . . . . .            10,256       10,833
                                                        ----------   ----------
  Total liabilities  . . . . . . . . . . . . . .           271,598      286,865
                                                        ----------   ----------
Shareholders' equity:
  Preferred stock, par value $1.00, authorized
     2,000 shares, none issued;  Junior
     participating preferred stock,
     series A, no par value, authorized 200
     shares, none issued . . . . . . . . . . . .               ---          ---
  Common stock, par value $1.00, authorized
    20,000 shares, issued 16,889 shares at
    September 30, 1998 and 16,601 at
    December 31, 1997, respectively  . . . . . .            16,889       16,601
  Additional paid-in capital . . . . . . . . . .           110,844      103,543
  Retained earnings  . . . . . . . . . . . . . .            78,822       57,777
  Accumulated other comprehensive income . . . .            (1,925)      (2,548)
                                                        ----------   ----------
                                                           204,630      175,373

  Less - treasury shares at cost (72 shares at
    September 30, 1998 and December 31, 1997). .              (920)        (920)
                                                        ----------   ----------
    Total shareholders' equity . . . . . . . . .           203,710      174,453
                                                        ----------   ----------
                                                        $  475,308   $  461,318
                                                        ==========   ==========




                        The Notes to Consolidated Financial Statements
                     should be read in conjunction with these statements.

                             KUHLMAN CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                            September 30,
                                                     ------------------------
                                                        1998           1997
                                                     ---------      ---------
                                                            (Unaudited)
                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . .   $  28,576      $  19,364
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization  . . . . . . . .      19,218         14,759
    Deferred income taxes, net . . . . . . . . . .       1,118            867
    Provision for losses on accounts receivable  .         305            322
    Other, net . . . . . . . . . . . . . . . . . .       2,480          2,141
    Changes in operating assets and liabilities: (1)
      Accounts receivable  . . . . . . . . . . . .     (16,817)        (9,020)
      Inventories  . . . . . . . . . . . . . . . .      (5,662)         1,667
      Prepaid expenses and other current assets  .        (767)        (1,410)
      Accounts payable . . . . . . . . . . . . . .      11,015          5,666
      Accrued liabilities. . . . . . . . . . . . .      (7,252)         6,939
                                                     ---------      ---------
        Net cash provided by operating activities       32,214         41,295
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . .     (15,203)       (13,317)
  Acquisitions, net of cash acquired . . . . . . .         ---        (85,375)
  Proceeds from the sale of assets . . . . . . . .       4,690            395
                                                     ---------      ---------
    Net cash used by investing activities  . . . .     (10,513)       (98,297)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving loan facility  . . . . .     (17,991)       (80,824)
  Proceeds from issuance of long-term debt . . . .          51         90,000
  Repayments of long-term debt . . . . . . . . . .      (1,281)        (1,668)
  Dividends paid . . . . . . . . . . . . . . . . .      (7,487)        (6,204)
  Stock offering proceeds, net of expenses . . . .         ---         68,187
  Redemption of warrants . . . . . . . . . . . . .         ---         (9,139)
  Stock options exercised and other  . . . . . . .       3,533          2,297
                                                     ---------      ---------
    Net cash provided (used) by financing activities   (23,175)        62,649
                                                     ---------      ---------
Effect of exchange rate changes on cash. . . . . .        (144)          (460)
                                                     ---------      ---------
Net increase (decrease) in cash and cash equivalents    (1,618)         5,187
Cash and cash equivalents at beginning of period         6,529          2,209
                                                     ---------      ---------

  Cash and cash equivalents at end of period . . .   $   4,911      $   7,396
                                                     =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .   $   6,557      $   7,168
                                                     =========      =========
    Income taxes, net of refunds . . . . . . . . .   $  13,647      $   8,574
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

                             KUHLMAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         For The Nine Months Ended September 30, 1998
                                         (Unaudited)
                                        (In thousands)

[CAPTION]

                                     Accumulated Other
                                    Comprehensive Income
                                      ----------------
                                       Foreign
                                      Currency
                   Additional          Trans-  Minimum                   Compre-
              Common  Paid-in Retained lation  Pension  Treasury         hensive
              Stock   Capital Earnings  Adj.   Liab.    Stock   Total    Income
             ------- -------- ------- -------  -------  -----  --------  -------
Balance    ..$16,601 $103,543 $57,777 $(1,364) $(1,184) $(920) $174,453
 at
 December
 31, 1997

Net income ..    ---      ---  28,576     ---      ---    ---    28,576  $28,576

Cash divi-
 dends
 declared
 ($0.45
 per share)..    ---      ---  (7,531)    ---      ---    ---    (7,531)

Foreign
 currency
 translation
 adjustment..    ---      ---     ---     623      ---    ---       623      623

Issuance
 of common
 stock (1) ..    115    3,941     ---     ---      ---    ---     4,056

Stock
 options
 exercised
 and other ..    173    3,360     ---     ---      ---    ---     3,533
             ------- -------- ------- -------  -------  -----  --------  ------

Balance at
 September
 30, 1998  ..$16,889 $110,844 $ 78,822 $ (741) $(1,184) $(920) $203,710
             ======= ======== ======== ======  =======  =====  ========  ======


      Total comprehensive income for the nine months
        ended September 30, 1998 . . . . . . . . . . . . . . . . . . . . $29,199
                                                                         =======



(1) Represents shares issued under the Company's Long-Term Incentive Plan.





                The Notes To Consolidated Financial Statements
             should be read in conjunction with these statements.

               KUHLMAN CORPORATION AND SUBSIDIARIES


                    __________________________



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the Three and Nine Months Ended September 30, 1998
                           (Unaudited)



1.   Consolidated Financial Statements

     The consolidated balance sheet at September 30, 1998 and the related consolidated statements of income and cash flows for the three and nine months ended September 30, 1998 and 1997, and the statement of shareholders' equity for the nine months ended September 30, 1998, have been prepared by Kuhlman Corporation (the "Company" or "Kuhlman") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997, and the shareholders' equity for the nine months ended September 30, 1998 have been made. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year 1998.


2.   Earnings and Dividends Per Share

     Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the dilutive effects of common stock equivalents in the weighted average shares outstanding. The following is a reconciliation of the weighted average shares outstanding used in the computation of diluted earnings per share:


                                           Three Months Ended  Nine Months Ended
                                               September 30,     September 30,
                                              ---------------   ---------------
                                               1998     1997     1998     1997
                                              ------   ------   ------   ------

Weighted average shares outstanding           16,807   16,425   16,704   14,698
                                              ------   ------   ------   ------
Dilutive impact of stock options outstanding     586      708      726      766
                                              ------   ------   ------   ------
Diluted average shares outstanding            17,393   17,133   17,430   15,464
                                              ======   ======   ======   =======



     A cash dividend of $0.15 per share was declared during each of the first three quarters of 1998 and 1997.

3.   Inventories

     Inventories consisted of the following, in thousands:


                                      September 30,    December 31,
                                           1998            1997
                                         --------       --------
                                       (unaudited)
              FIFO cost:
                  Raw materials          $ 34,825       $ 32,904
                  Work-in-process          16,529         17,270
                  Finished goods           25,240         21,662
                                         --------       --------
                      Total FIFO           76,594         71,836
                  Difference in FIFO
                    and LIFO cost              59           (554)
                                         --------       --------

                  Net inventories        $ 76,653      $  71,282
                                         ========      =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $32,214,000 in cash flow from operations in the first nine months of 1998 compared to $41,295,000 for the same period in 1997, a decrease of $9,081,000 (22%). The decrease was due primarily to higher working capital requirements to support the Company's operations, partially offset by the record earnings and depreciation. Working capital (net of cash) was $71,455,000 at September 30, 1998 compared to $53,536,000 at December 31, 1997, an increase of $17,919,000 (33%). The increase in working capital was due primarily to greater accounts receivable and inventory required to support the Company's record sales volume and the payment of certain accrued liabilities, partially offset by an increase in accounts payable. Cash and cash equivalents decreased to $4,911,000 at September 30, 1998 from $6,529,000 at December 31, 1997 due to the timing of certain payments, primarily at the Company's international operations. Accounts receivable, net was $120,262,000 at September 30, 1998 compared to $104,190,000 at December 31, 1997, an increase of $16,072,000 (15%). The increase was due primarily to the Company's record net sales in the first three quarters of 1998, which was up 22% over the same period in 1997. Inventories increased $5,371,000 (8%) to $76,653,000 at September 30, 1998 from December 31, 1997 due primarily to support anticipated sales in each of the Company's two segments. Deferred taxes and prepaid expenses and other current assets increased $209,000 (1%) to $18,475,000 at September 30, 1998 from the end of 1997 primarily because of adjustments for certain tax attributes associated with the acquisition of Kysor. Accounts payable and accrued liabilities were $142,869,000 at September 30, 1998 compared to $138,727,000 at December 31, 1997, an increase of $4,142,000 (3%). The increase was primarily due to higher accounts payable to vendors, partially offset by lower accrued expenses due to the payment of certain items associated with prior acquisitions.

     Total debt outstanding at September 30, 1998 was $98,510,000, down $19,222,000 (16%) from the end of 1997. The decrease was due primarily to the repayment of debt from the excess cash flow generated by the Company through the first three quarters of 1998. At September 30, 1998, shareholders' equity was $203,710,000, an increase of $29,257,000 (17%) from the end of 1997. The increase was due primarily to the record earnings in the first nine months of 1998, partially offset by the payment of dividends. Total dividends paid in each of the first nine months of 1998 and 1997 were $0.45 per share, or $7,487,000 and $6,204,000, respectively. Total debt to capitalization fell to 32.6% at September 30, 1998 from 40.3% at the end of 1997 due to the reduction in debt and the increase in equity.

     Capital expenditures for the first nine months of 1998 were $15,203,000 compared to $13,317,000 reported in the same period last year. Expenditures in the first three quarters of 1998 were primarily for normal replacements and additions to machinery and equipment. In addition, the Company sold an excess facility and certain other non-core assets generating approximately $4,690,000 in cash in the first three quarters of 1998 compared to $395,000 in the same period in 1997. The gain on the sale of these assets was not significant.

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

RESULTS OF OPERATIONS

     The following table summarizes net sales and operating earnings by segment:

  In thousands

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                 ---------------------   ---------------------
                                    1998        1997        1998        1997
                                 ---------   ---------   ---------   ---------
                                      (unaudited)            (unaudited)
Net sales:
    Electrical Products          $  80,458   $  74,214   $ 225,398   $ 220,932
    Industrial Products            112,398      90,150     345,702     247,801
                                 ---------   ---------   ---------   ---------
                                 $ 192,856   $ 164,364   $ 571,100   $ 468,733
                                 =========   =========   =========   =========
Income before taxes:
     Electrical Products         $   8,107   $   5,391   $  21,126   $  14,375
     Industrial Products            13,810      12,760      44,059      33,662
                                 ---------   ---------   ---------   ---------

        Operating earnings(1)       21,917      18,151      65,185      48,037

     Corporate                      (4,273)     (3,547)    (13,118)     (8,657)
     Interest expense, net          (1,677)     (1,882)     (5,364)     (6,848)
                                 ---------   ---------   ---------   ---------
                                 $  15,967   $  12,722   $  46,703   $  32,532
                                 =========   =========   =========   =========



(1) Operating earnings is defined as operating profit plus other, net directly attributable to each segment.

Three Months Ended September 30, 1998 and 1997

Consolidated Results

   The Company reported record third quarter results in 1998 in several key financial areas, including net sales, operating profit and net income. Net income and earnings per share (diluted) advanced 27% and 24%, respectively, in the third quarter of 1998 when compared to the same period in 1997. These increases were attributable to the positive operating performance reported in each of the Company's two segments, Electrical and Industrial Products, and the impact of the acquisition of Snyder Tank Corporation ("Snyder Tank"), acquired in November 1997.

   Net sales in the third quarter of 1998 were $192,856,000 compared to $164,364,000 reported in the same period in 1997, an increase of $28,492,000 (17%). The increase in net sales was due primarily to solid demand for key products in each of the Company's segments and to the full period impact in 1998 of the Snyder Tank acquisition.

   Consolidated operating profit for the third quarter of 1998 advanced to $18,261,000 compared to $15,241,000 reported for the same period in 1997, an increase of $3,020,000 (20%). Operating profit margins in the third quarter of 1998 improved to 9.5% of net sales from 9.3% reported in the year-ago period. The increases in consolidated operating profit and operating profit margins were due to the record sales volume and lower operating expenses as a percentage of net sales which offset a decline in gross profit margins. Gross profit margins in the third quarter of 1998 declined to 22.8% from 23.8% reported in the year-ago period due primarily to a change in product mix in the Industrial Products Segment, partially offset by improved margins in the Electrical Products Segment. Overall, operating expenses increased $1,775,000 (7%) to $25,668,000, or 13.3% of net sales, in the third quarter of 1998 compared to $23,893,000, or 14.5% of net sales reported in the year-ago period. The increase in operating expenses was due primarily to the higher net sales noted above, and the acquisition of Snyder Tank.

   Interest expense, net was $1,677,000 in the third quarter of 1998 compared to $1,882,000 for the same period in 1997, a decrease of $205,000 (11%). The decrease was due to reduced levels of debt outstanding throughout the third quarter of 1998 compared to the same period in 1997 as well as lower rates of interest on borrowed funds. Other, net was an expense of $617,000 in the third quarter of 1998, essentially the same when compared to a $637,000 expense reported in the same period in 1997.

   Net income for the third quarter of 1998 was a record $9,769,000 compared to $7,673,000 reported in the same period in 1997, an increase of $2,096,000 (27%). Earnings per share (diluted) in the third quarter of 1998 were $0.56 compared to $0.45 for the third quarter of 1997, an increase of 24%. The increase in earnings per share was due to the higher net income noted above. The number of shares outstanding for the earnings per share (diluted) calculation in the third quarter of 1998 was 17,393,000 compared to 17,133,000 in the year-ago period. Net income was benefitted in the third quarter of 1998 when compared to the year-ago period by a lower overall effective tax rate. The Company's effective tax rate for the third quarter of 1998 and 1997 was 38.8% and 39.7%, respectively. The difference in rates was due primarily to the impact of higher pre-tax earnings which lessened the impact of non-deductible goodwill and a change in the source of earnings between various taxing authorities.

   The Company's consolidated backlog was $178,074,000 at September 30, 1998 compared to $168,895,000 at June 30, 1998 and $170,970,000 at December 31,
1997, respectively. The increase in the backlog from the end of June 1998 was due primarily to increased orders for key products in each segment, while the increase from the prior year end occurred primarily in the Electrical Products Segment.

Electrical Products Segment

   In the Electrical Products Segment, net sales in the third quarter of 1998 were $80,458,000 compared to $74,214,100 in the year-ago period, an increase of $6,244,000 (8%). The increase in net sales was due primarily to record shipments of medium power transformers and certain wire and cable products, partially offset by the impact of lower average copper prices on net sales of certain wire and cable products and lower shipments of distribution transformers.

   Operating earnings in the Electrical Products Segment increased $2,716,000 (50%) to $8,107,000 in the third quarter of 1998 over the same period in 1997. The increase was due to improved margins for both transformers and wire and cable products. Kuhlman Electric reported the highest quarterly operating earnings in its history and 40% above the year-ago period on higher net sales and improved operating margins. Operating earnings at Coleman Cable advanced 60% in the third quarter of 1998 compared to that reported in the third quarter of 1997. The increase was due primarily to improved gross profit margins resulting from a better sales mix, the impact of lower copper costs and greater manufacturing efficiencies due to previously implemented improvement programs.

Industrial Products Segment

   Net sales for the Industrial Products Segment in the third quarter of 1998 were a record $112,398,000 compared to $90,150,000 reported in the same period in 1997, an increase of $22,248,000 (25%). The record level of sales in the quarter were due primarily to continued robust demand domestically and internationally for certain engine components, fuel tanks and other components from original equipment manufacturers of commercial transportation products as well as the full period impact of the acquisition of Snyder Tank. The increase was partially offset by lower shipments of product for certain industrial applications.

   Operating earnings in the Industrial Products Segment improved $1,050,000 (8%) to $13,810,000 in the third quarter of 1998 when compared to the same period in 1997. The increase was due primarily to the record shipments noted above and the acquisition of Snyder Tank, partially offset by lower gross profit margins due to changes in product mix and operating inefficiencies at certain locations. The operating inefficiencies were the consequence of initiatives taken that once completed are anticipated to enhance future productivity and reduce manufacturing costs. The Company implemented programs in the third quarter to improve the operating efficiencies at these certain locations.

Nine Months Ended September 30, 1998 and 1997

Consolidated Results

     Net sales, operating profit, net income and earnings per share for the first nine months of 1998 were again record highs for the Company, up 22%, 31%, 48% and 31%, respectively, over the results reported for the same period in 1997.

     Net sales for the first nine months of 1998 were $571,100,000 compared to $468,733,000 for the same period in 1997, an increase of 22%. The increase was due primarily to record shipments of medium power transformers and certain components for commercial transportation applications and the addition of Kysor Transportation Products Group ("Kysor") in March 1997 and Snyder Tank. Demand from customers in the first three quarters of 1998 for many products remained vibrant in key markets served by the Company.

     Consolidated operating profit for the first nine months of 1998 was $53,373,000, or 9.3% of net sales, compared to $40,720,000, or 8.7% of net sales, in the year-ago period, an increase of $12,653,000 (31%). The increase in operating profit and margins was due to the positive results posted in each segment in the first three quarters of 1998 and the full period impact from the additions of Kysor, acquired in March 1997, and Snyder Tank. Operating expenses for the first nine months of 1998 were $78,096,000, or 13.7% of net sales, compared to $66,670,000, or 14.2% of net sales, in the year-ago period. While spending for operating expenses increased due to the record sales volume, the acquisitions noted above and the impact of the Long-Term Incentive Plan, operating expenses as a percentage of net sales declined because of higher net sales and cost containment programs. Excluding the impact of the Long-Term Incentive Plan, operating expenses as a percentage of net sales were approximately 12.4% and 13.6% in the first three quarters of 1998 and 1997, respectively.

     Interest expense, net for the first nine months of 1998 was $5,364,000 compared to $6,848,000 for the same period in 1997, a decrease of $1,484,000 (22%). The decrease was due primarily to the lower debt levels in the first three quarters of 1998 compared to the year-ago period because of the application of proceeds from the sale of common stock in June 1997 and the cash flow generated by the Company, as well as lower rates of interest on borrowed funds. Other, net in the first nine months of 1998 was an expense of $1,306,000, virtually unchanged from the year-ago period.

     Net income for the first three quarters of 1998 increased $9,212,000 (48%) to a record $28,576,000 from $19,364,000 reported in the same period in 1997. Earnings per share (diluted) in the first nine months of 1998 were $1.64 compared to $1.25 for the year-ago period, an increase of 31%. The increase in earnings per share (diluted) was due to the higher net income noted above, partially offset by more shares outstanding throughout the period. The diluted shares outstanding for the first nine months of 1998 and 1997 were 17,430,000 and 15,464,000, respectively. The increase in shares outstanding was primarily due to the issuance of shares in 1997 noted above. Net income in the first nine months of 1998 was benefitted by a lower overall effective tax rate compared to the year-ago period. The Company's effective tax rate for the first nine months of 1998 was 38.8% compared to 40.5% in the year-ago period. The difference in rates was due primarily to the impact of higher pre-tax earnings which lessened the impact of non-deductible goodwill and a change in this source of earnings between various taxing authorities.

Electrical Products Segment

     Net sales of the Electrical Products Segment in the first three quarters of 1998 were $225,398,000 compared to $220,932,000 in the similar period in 1997, an increase of $4,466,000 (2%). The increase was due primarily to record shipments of medium power transformers and certain wire and cable products, partially offset by the impact of lower average copper prices on sales of certain wire and cable products and reduced shipments of distribution transformers and security wire.

     Operating earnings in the Electrical Products Segment increased $6,751,000 (47%) to $21,126,000 in the first nine months of 1998 compared to the same period in 1997. Operating margins advanced to 9.4% in the first three quarters of 1998 from 6.5% in the same period in 1997. The increase in operating earnings occurred at both Kuhlman Electric and Coleman Cable. At Kuhlman Electric, operating earnings increased 34% primarily due to record shipments for transformers used in substation applications, partially offset by lower earnings for distribution transformers because of reduced productivity. Operating earnings at Coleman Cable increased 61% in the first nine months of 1998 compared to the year-ago period primarily because of improved product mix, the impact of lower cost of copper, and greater manufacturing efficiencies from programs implemented in 1997.

Industrial Products Segment

     Net sales for the Industrial Products Segment in the first nine months of 1998 were $345,702,000 compared to $247,801,000 reported in the same period in 1997, an increase of $97,901,000 (40%). The increase was due primarily to record shipments of industrial components for commercial and industrial transportation applications and the full period impact of the acquisitions of Kysor and Snyder Tank. The record sales levels in the first nine months of 1998 were due primarily to continued robust demand for turbochargers, fuel tanks and other engine components, primarily in the first half of 1998, from original equipment manufacturers in North America and Europe.

     Operating earnings in the Industrial Products Segment improved $10,397,000 (31%) to $44,059,000 in the first three quarters of 1998 when compared to the same period in 1997. The increase was due to the record sales volumes noted above and the addition of Snyder Tank. Operating margins were 12.7% in the first nine months of 1998 compared to 13.6% in the year-ago period. The decrease in operating margins was due primarily to a change in product mix for turbochargers and cooling systems, the impact of Snyder Tank, which generally has lower margins than the other key products of the Company, and manufacturing inefficiencies associated with certain manufacturing consolidations.


OTHER MATTERS

     Kuhlman is currently working to resolve the potential impact of the year 2000 ("Y2K") issue on the processing of date-sensitive information by the Company's computerized information systems and programs, including those on embedded chips or processors (collectively "Information Systems"). The Y2K issue is the result of Information Systems being written using two digits, rather than four, to define the applicable year. Any of the Company's Information Systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. In addition, Information Systems used by the Company's customers, vendors, or governmental entities with which the Company interacts, may also be affected by the Y2K issue thereby placing them at risk for possible miscalculations or system failures causing disruptions in their operations. The Y2K issue can arise at any point in the Company's business activities.

     The Company and each of its operating units are in the process of implementing a Y2K readiness program with the objective of having all of their significant Information Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Y2K issue before January 1, 2000. Each operating unit is in a different stage of Y2K readiness.

     The first component of the Y2K readiness program has been to identify the internal Information Systems of the Company and its operating units that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete with all operating units having identified the Information Systems that may require remediation or replacement and having established priorities for repair or replacement. Those Information Systems considered most critical to continuing operations are being given the highest priority.

     The second component of the Y2K readiness program involves the actual remediation and replacement of Information Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Information Systems ranked highest in priority have either been remediated or replaced, if necessary, or scheduled for remediation or replacement. Information Systems previously earmarked for retirement and replacement without regard to the Y2K issue have been evaluated for replacement with Y2K compliant systems or programs or, in the alternative, remediation. The Company's objective is to complete substantially all remediation and replacement of internal Information Systems by March 1999, and to complete final testing and certification for Y2K readiness by June 1999.

     As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities (collectively "Key Business Partners") that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means. In conjunction with this effort, key governmental agencies and utilities upon which the Company and its operating subsidiaries rely are being approached to identify their level of Y2K preparedness.

     Because of the vast number of Information Systems used by the Company and its operating units, the significant number of Key Business Partners, the breadth of the Company's operations, and the fact that the Company does business in some foreign countries that may not be actively promoting remediation of the Y2K issue, the Company presently believes that it may experience some disruption in its business due to the Y2K issue. More specifically, because of the interdependent nature of Information Systems, the Company and its operating units could be materially adversely affected if utilities, private businesses and/or governmental entities with which they do business or that provide essential services are not Y2K ready. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. The possible consequences of the Company or Key Business Partners not being fully Y2K compliant by January 1, 2000 include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. However, the Company believes that its Y2K readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect any such disruption may have.

     Concurrently with the Y2K readiness measures described above, the Company and its operating subsidiaries are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue, and are developing cost estimates for such plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

     It is currently estimated that the aggregate cost of the Company's Y2K efforts will not be material to the Company's financial position, results of operations, cash flows, liquidity or capital resources, taken as a whole. These costs, while not material, are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment in the normal course of business are capitalized on a basis consistent with the Company's capitalization policy.

     The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change. While these costs are not considered material currently, there can be no assurance that they will not be material in the future. The costs of the Company's Y2K identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such effors are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that the estimates and dates referred to above will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Y2K issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimatable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

OUTLOOK FOR 1998

     Management believes that the results in the third quarter support its view that the Company is positioned to prosper in 1998. However, management's optimism about the future continues to be tempered somewhat by matters including, but not limited to, the impact of fluctuating raw material costs including difficulties associated with tight labor markets, employee retention and possible labor disruptions, the potential for a decline in demand for key products due to an uncertain economic environment in many regions of the world and increased pricing pressures due to the possibility of excess production capacity. Management will continue to focus on these variables very carefully.

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


ITEM 6 Exhibits

(a)    Exhibits

        27.0 Financial Data Schedule for the nine month period ended September 30, 1998.

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




Date:  November 13, 1998